Form 10-Q
period 1997-07-27
COMPASS PLASTICS & TECHNOLOGIES INC
filed 1997-10-15
CIK 1040525

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended July  27, 1997

                                   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23027

                      Compass Plastics & Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                95-4611994
             --------                                ----------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization                    Identification No.)


                           15730 South Figueroa Street
                                Gardena, CA 90248
                           ---------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (213) 770-8771
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

At October 10, 1997, the Registrant has 4,883,750 shares of common stock, par value $.0001 per share, outstanding.

                      COMPASS PLASTICS & TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX
                                                                    Page
                                                                    ----
PART I -- FINANCIAL INFORMATION

Item 1    Financial Statements

         Condensed Consolidated Balance Sheets as of
          July, 27,1997  and October 27,1996 ..................      3

         Condensed Consolidated Statements of Income for
          the Three Months and Nine Months ended
          July 27,1997 and July 28,1996 .......................      4


         Condensed Consolidated Statements of Cash
          Flows for the Nine  Months Ended
          July 27,1997 and July 28,1996 .......................      5

         Notes to Condensed Interim Consolidated
          Financial Statements ................................      7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations .......      9

PART II -- OTHER INFORMATION

         Legal Proceedings ....................................     14
         Changes in Securities ................................     14
         Defaults upon Senior Securities ......................     14
         Submissions of matters to a vote of securities holders     14
         Other Information ....................................     14
         Exhibits and Reports on Form 8-K .....................     14



SIGNATURES ....................................................     15

Part I - Financial Information

Item 1 - Financial Statements


                      Compass Plastics & Technologies, Inc.
                      Condensed Consolidated Balance Sheets


                                         July 27, 1997  October 27, 1996
ASSETS                                    (Unaudited)

 Cash                                     $   220,932     $   729,729
 Accounts Receivable                        4,938,352       5,915,207
 Inventory                                  3,094,138       1,893,668
 Other Current Assets                       1,592,149       1,284,747
                                          -----------     -----------
     Total Current Assets                   9,845,571       9,823,351

 Property, Plant, & Equipment, net          9,584,711       8,622,927

 Goodwill                                   1,324,688       1,376,523
 Other Assets                               1,034,953         371,400
                                          -----------     -----------
     Total Other Assets                     2,359,641       1,747,923

                                          -----------     -----------
 Total Assets                             $21,789,923     $20,194,201
                                          ===========     ===========

LIABILITIES & STOCKHOLDERS EQUITY
 Accounts Payable                         $ 3,205,689     $ 3,573,715
 Accrued Compensation & Benefits              952,228         498,717
 Other Accrued Payables                     1,469,344         750,003
 Current Portion of Debt                       60,327         286,705
                                          -----------     -----------
     Total Current Liabilities              5,687,588       5,109,140

 Revolving Line of Credit                   3,550,000       6,000,000
 Capitalized Leases                           675,298         387,034
 Other Long Term Debt, net of current       5,402,232       4,000,000
 Deferred Income Taxes                      1,943,957       1,734,437
                                          -----------     -----------
     Total Long Term Liabilities           11,571,487      12,121,471

 Common Stock, 2,000,000 issued                   200             200
      and outstanding
 Additional Paid-in Capital                 2,799,800       2,799,800
 Retained Earnings                          1,730,848         163,590
                                          -----------     -----------
     Total Stockholder's Equity             4,530,848       2,963,590

                                          -----------     -----------
 Total Liabilities & Equity               $21,789,923     $20,194,201
                                          ===========     ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                      Compass Plastics & Technologies, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                 Company       |        Predecessor            Company       |      Predecessor
                                             39 weeks ended    |      39 weeks ended       13 weeks ended    |    13 weeks ended
                                              July 27,1997     |       July 28,1996          July 27,1997    |      July 28,1996
                                               -----------     |        -----------           ----------     |       ----------
                                                               |                                             |
                                                               |                                             |
Sales                                          $29,888,702     |        $27,946,363           $9,644,337     |       $8,536,387
Cost of Sales                                   24,292,431     |         24,774,196            7,899,182     |        7,436,361
                                               -----------     |        -----------           ----------     |       ----------
Gross Profit                                     5,596,271     |          3,172,167            1,745,155     |        1,100,026
                                                               |                                             |
Selling Expenses                                   482,443     |            347,857              188,310     |          124,220
General Administrative                           1,721,150     |          1,152,406              593,639     |          355,339
Amortization of Goodwill                            51,835     |                  0               17,280     |                0
                                               -----------     |        -----------           ----------     |       ----------
Total                                            2,255,428     |          1,500,263              799,229     |          479,559
                                                               |                                             |
Operating Income                                 3,340,843     |          1,671,904              945,926     |          620,467
                                                               |                                             |
Interest Expense                                   694,923     |            325,001              243,680     |           98,913
Other Expense / (Income)                           (5,339)     |            (2,269)              (5,339)     |          (2,269)
                                               -----------     |        -----------           ----------     |       ----------
Income before Income Taxes                       2,651,259     |          1,349,172              707,585     |          523,823
Income Taxes                                     1,084,000     |             20,645              320,230     |            8,200
                                               -----------     |        -----------           ----------     |       ----------
Net Income                                      $1,567,259     |         $1,328,527             $387,355     |         $515,623
                                                ==========     |         ==========             ========     |         ========
                                                               |                                             |
                                                               |                                             |
Weighted Avg. Shares Outstanding                 3,600,000     |                N/A            3,600,000     |              N/A
Earnings Per Share                                   $0.44     |                                   $0.11     |
                                                               |                                             |
Proforma Income Tax Data                                       |                                             |
Income Before Income Taxes                                     |         $1,349,172                          |         $523,823
Proforma Income Taxes                                          |            539,669                          |          209,529
                                               -----------     |        -----------           ----------     |       ----------
Net Income                                      $1,567,259     |           $809,503             $387,355     |         $314,294
                                                ==========     |           ========             ========     |         ========




The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

                      Compass Plastics & Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Company          |            Predecessor
                                                                      39 Weeks Ended       |           39 Weeks ended
                                                                      July 27, 1997        |           July 28, 1996
                                                                  ----------------------   |        ---------------------
                                                                                           |
                                                                                           |
Cash Flows from Operating Activities                                                       |
Net Income                                                              $ 1,567,259        |          $ 1,328,527
Adjustments to reconcile net income                                                        |
        to net cash provided by operating                                                  |
        activities :                                                                       |
        Depreciation & Amortization                                         945,360        |              683,074
        Deferred Income Taxes                                               209,520        |               (1,587)
Changes in Assets - (increase) / decrease:                                                 |
        Accounts Receivable, net                                            976,854        |            3,002,843
        Accounts Receivable, other                                         (253,218)       |                7,798
        Inventory                                                        (1,200,470)       |              855,139
        Prepaid expenses                                                    (93,188)       |              (70,114)
        Other Assets                                                       (670,056)       |              256,650
Changes in Liabilities - increase / (decrease) :                                           |
        Accounts Payable & Accrued Expenses                                 247,566        |           (3,407,568)
        Accrued Compensation & Benefits                                     453,511        |              (11,597)
        Income Taxes Payable                                                103,752        |               22,232
        Distributions Payable                                                              |             (227,800)
                                                                        -----------        |          -----------
Total Adjustments                                                           719,631        |            1,109,070
                                                                        -----------        |          -----------
Net Cash Provided by Operating Activities                                 2,286,890        |            2,437,597
                                                                                           |
Cash Flows from Investing Activities :                                                     |
        Purchase of Equipment & Improvements                               (973,550)       |             (752,957)
        Payments on Notes Receivable - Related Party                                       |              242,595
        Issuance of Promissory Note - Related Party                         (50,000)       |                    0
                                                                        -----------        |          -----------
Net Cash Used in Investing Activities                                    (1,023,550)       |             (510,362)
                                                                                           |
Cash Flows from Financing Activities :                                                     |
        Proceeds from Long Term Debt                                      1,467,837        |                    0
        Net Payments to Revolving Line of Credit                         (2,450,000)       |           (1,300,000)
        Payments to Term Loans                                              (25,914)       |             (461,250)
        Repayment of Capital Lease Obligations                             (764,060)       |             (241,327)
        Payment of Promissory Notes - Related Party                               0        |             (140,000)
        Distributions to Shareholders                                             0        |             (253,002)
                                                                        -----------        |          -----------
Net Cash used in Financing Activities                                    (1,772,137)       |           (2,395,579)
                                                                                           |
Net Increase (Decrease) in Cash & Cash Equiv                               (508,797)       |             (468,344)
Cash & Cash Equivalents - Beginning                                         729,729        |              468,344
                                                                        -----------        |          -----------
Cash & Cash Equivalents - Ending                                        $   220,932        |          $         0
                                                                        ===========        |          ===========
                                                                                           |
                                                                                           |
Supplemental Disclosure of Cash Flow Information                                           |
Cash paid during the period for                                                            |
        Interest                                                        $ $686,480         |          $   331,640
        Income Taxes                                                       751,691         |                    0
Non-cash Investing and Financing Activity :                                                |
        Incurred Capital Lease Obligations                                 796,243         |                    0
                                                                                           |

                      Compass Plastics & Technologies, Inc.
                     Notes to Condensed Financial Statements

1. Basis of Presentation

Compass Plastics & Technologies, Inc. (formerly AB Plastics Holding Corporation), together with its wholly owned subsidiaries, AB Plastics Corporation, based in Gardena, California, and AB Plastics de Mexico, S.A . de C.V., based in Tijuana, Mexico, is referred to as "Compass" or the "Company".

Compass was formed on May 30,1996 for the purpose of acquiring the stock of AB Plastics Corporation ("AB Plastics"). The acquisition was accounted for as a purchase effective September 27,1996. Compass did not have any activity between May 30,1996 and September 27,1996. All financial statements for periods subsequent to September 27,1996, the date the acquisition was consummated, will include the accounts of Compass and its wholly-owned subsidiaries. The Predecessor refers to AB Plastics prior to the consummation of the acquisition.

The accompanying consolidated financial statements are unaudited, except for the October 27,1996 balance sheet, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate for a fair presentation.

These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly present the results of operations for the interim periods. All of the adjustments which have been made are of a normal and recurring nature. The results of interim reporting are not necessarily an indication of the results to be expected for the full year.

For information concerning the Company's significant accounting policies, reference is made to the Company's filing with the Securities and Exchange Commission on Form S-1, which was declared effective on September 3,1997.

2. Inventories

                                      July 27,1997        October 27,1996

            Raw Materials               $1,097,382               $912,708
            Work in Process                157,799                 16,331
            Finished Goods               1,838,957                964,629
                                 -----------------------------------------
                   Total                $3,094,138             $1,893,668
                                 =========================================

3. Income Taxes

The Company's provision for income taxes reflects the change in tax status subsequent to the acquisition of AB Plastics. The Company's predecessor received tax treatment under subchapter S of the Internal Revenue Code (the "Code"), as a result of which federal income taxes were paid by the individual shareholders and the predecessor's income tax expense reflected only California income taxes. The Company currently receives tax treatment under subchapter C of the Code which requires the Company to pay any federal income taxes.


4. Net Income per Share

Net income per share is calculated using the weighted average number of common shares and common stock equivalent shares outstanding. Common stock equivalent shares consist of the dilutive effect of certain stock options.

5. Completion of Initial Public Offering

The Company completed an initial public offering of 1,650,000 shares of its common stock in September 1997, of which 1.2 million shares were sold by the Company and 450,000 shares were sold by existing shareholders. The sale provided net proceeds to the Company of approximately $8.5 million. In October 1997, the underwriters purchased 123,750 additional shares of common stock from the Company pursuant to their over-allotment option. The net proceeds to the Company were $871,200.

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Overview


 The Company is a leading manufacturer and assembler of custom injection molded plastic components for computer and consumer electronics OEM's located in Southern California and Mexico. The Company manufactures complex components based on customer specifications and orders. The Company's primary customers are the television and computer display divisions of Sony, Matsushita's Panasonic and Quasar television units, Casio's electronic keyboard unit, Hitachi and Sanyo television units.

The Company supplies its customer requirements from its manufacturing facility in Gardena, California and its facility in Tijuana, Mexico, scheduled to be operational by November 1997. The Company took possession of the Tijuana building in July and has commenced the installation of equipment.

The Company completed an initial public offering of 1,650,000 shares of its common stock in September 1997, of which 1.2 million shares were sold by the Company and 450,000 shares were sold by existing shareholders. The sale provided net proceeds to the Company of approximately $8.5 million. In October 1997, the underwriters purchased 123,750 additional shares of common stock from the Company pursuant to their over-allotment option. The net proceeds to the Company were $871,200.

Results of Operations

13 Weeks ended July 27,1997 compared to 13 weeks ended July 28,1996

The following table sets forth, for the periods indicated, certain information relating to the Company's operations expressed as a percentage of the Company's net sales.

                                        Company                  Predecessor
Statement of Income                 13 weeks ended             13 weeks ended
(Unaudited)                          July 27,1997               July 28,1996
                                    --------------             --------------
Sales                                  100.0%                      100.0%
Cost of Sales                           81.9%                       87.1%
Gross Profit                            18.1%                       12.9%

Selling Expenses                         2.0%                        1.5%
General Administrative                   6.2%                        4.2%
Amortization of Goodwill                 0.2%                        0.0%
Total                                    8.3%                        5.6%

Operating Income                         9.8%                        7.3%

Interest Expense                         2.5%                        1.2%
Other Expense / (Income)                (0.1%)                       0.0%

Income before Income Taxes               7.3%                        6.1%
Income Taxes                             3.3%                        0.1%
Net Income                               4.0%                        6.0%


The Company's sales for the 13 weeks ended July 27,1997 increased $1.1 million or 13.0% over the comparable 1996 period. Computer monitor component sales were $4.5 million, an increase of 23.1% over the comparable 1996 period, television component sales were $3.6 million, a decrease of 9.3% over the comparable 1996 period, and electronic keyboard component sales were $1.0 million, an increase of 69.3% over the comparable 1996 period. Sales to Sony in the 1997 period were $6.7 million, an increase of 10.2% over the comparable 1996 period, and 69.8% of total sales in the 1997 period. Sales increased despite a general decline in resin costs, which were passed on to the customer in the form of lower selling prices.

The Company's gross profit was $1.7 million, an increase of 58.6% over the comparable 1996 period. The increase was attributable to improved quality and other productivity improvements, which lowered manufacturing costs.

The Company's selling, general and administrative expenses increased 62.9% over the comparable 1996 period. The increase is related to added personnel in sales, finance and administration subsequent to the acquisition of AB Plastics and management bonus accruals.

The Company's interest expense increased 146.4% over the comparable 1996 period. This increase was due to the increase in long-term debt related to the acquisition of AB Plastics.

The Company's provision for income taxes reflects the change in tax status subsequent to the acquisition of AB Plastics. The Company's predecessor received tax treatment under subchapter S of the Internal Revenue Code of 1986 ("the Code"), as a result of which federal income taxes were paid by the individual shareholders and the predecessor's income tax expense reflected only California income taxes. The Company currently receives tax treatment under subchapter C of the Code, which requires the Company to pay any federal income taxes.

39 Weeks ended July 27,1997 compared to 39 weeks ended July 28,1996

The following table sets forth, for the periods indicated, certain information relating to the Company's operations expressed as a percentage of the Company's net sales.


                                        Company                    Predecessor
Statement of Operations              39 weeks ended               39 weeks ended
(Unaudited)                           July 27,1997                 July 28,1996
                                     --------------               --------------
Sales                                   100.0%                       100.0%
Cost of Sales                            81.3%                        88.6%
Gross Profit                             18.7%                        11.4%

Selling Expenses                          1.6%                         1.2%
General Administrative                    5.8%                         4.1%
Amortization of Goodwill                  0.2%                         0.0%
Total                                     7.5%                         5.4%

Operating Income                         11.2%                         6.0%

Interest Expense                          2.3%                         1.2%
Other Expense / (Income)                  0.0%                         0.0%

Income before Income Taxes                8.9%                         4.8%
Income Taxes (1)                          3.6%                         0.1%
Net Income                                5.2%                         4.8%



The Company's sales for the 39 weeks ended July 27,1997 increased $1.9 million or 6.9% over the comparable 1996 period. Computer monitor component sales were $14.4 million, an increase of 33.1% over the comparable 1996 period, television component sales were $11.5 million, a decrease of 15.4% over the comparable 1996 period, and electronic keyboard sales were $2.9 million, an increase of 23.6% over the comparable 1996 period. Sales to Sony in the 1997 period were $21.5 million or 71.9% of total sales, an increase of 23.9% over the comparable 1996 period. Sales increased despite a general decline in resin costs, which were passed on to the customer in the form of lower selling prices.

The Company's gross profit was $5.6 million, an increase of 76.4% over the comparable 1996 period. The increase was attributable to improved quality and other productivity improvements, which lowered manufacturing costs.

The Company's selling, general and administrative expenses increased 46.9% over the comparable 1996 period. The increase is related to added personnel in sales, finance and administration subsequent to the acquisition of AB Plastics, and management bonus accruals.

The Company's interest expense increased 113.5% over the comparable 1996 period. This increase was due to the increase in long-term debt related to the acquisition of AB Plastics.

The Company's provision for income taxes reflects the change in tax status subsequent to the acquisition of AB Plastics. The Company's predecessor received tax treatment under subchapter S of the Code, as a result of which federal income taxes were paid by the individual shareholders and the predecessor's income tax expense reflected only California income taxes. The Company currently receives tax treatment under subchapter C of the Code, which requires the Company to pay any federal income taxes.


Liquidity and Capital Resources

The Company has historically generated sufficient cash flows from operations to fund its general working capital needs. As of July 27,1997, the Company had working capital of $4.2 million compared to $4.7 million at October 27,1996. The reduction was attributable to improved collection of Accounts Receivable, with days sales outstanding reducing from 54 to 45 days, and an increase in accrued compensation, offset by an increase in inventory.

Net cash provided by operations for the 39 weeks ended July 27,1997 was $2.3 million compared to $2.4 million for the comparable 1996 period. The difference between the Company's net income of $1.6 million and operating cash flow of $2.3 million was approximately $945,000 in depreciation and amortization, a net reduction in receivables of $724,000, and an increase in accrued payables and compensation of $805,000, offset by increases in inventories of $1.2 million and building and equipment deposits of $670,000.

Net cash used for investing activities for the 39 weeks ended July 27,1997 was $1.0 million compared to $510,000 for the comparable 1996 period. The 1997 amount reflects the Company's expenditures related to the routine replacement of manufacturing and support equipment and leasehold improvements related to the expansion of administrative offices.

Net cash used for financing activities for the 39 weeks ended July 27,1997 was $1.8 million compared to $2.4 million for the comparable 1996 period. The 1997 amount reflects repayment of $2.5 million to the Company's revolving line of credit, and repayment of capital lease obligations of $794,000, offset by proceeds from new long-term loans of $1.5 million of which $535,000 was used to refinance equipment under existing lease obligations and the balance to purchase new equipment.

In May 1997, the Company borrowed $1.0 million from Transamerica Business Credit Corporation. Approximately $535,000 was used to pay in full the remaining outstanding balances of certain capitalized leases with the remaining $465,000 to be used to pay for new equipment for the Tijuana facility. The loan from Transamerica bears interest at the rate of 10.03% per annum and is repayable in 60 equal monthly installments. The loan is secured by a lien on the equipment acquired under the refinanced capital leases and by a guaranty of the Company. In July 1997 the Company entered into an additional $310,000 in capital lease obligations and received $468,000 in proceeds under its equipment line of credit.

On August 1, 1997, AB Plastics entered into a construction loan agreement with The Sumitomo Bank of California in the amount of $3.5 million to provide financing to purchase the Gardena facility and construct a new 75,000 square foot warehouse and distribution facility adjoining the existing facility. Repayment of the note began September 1,1997 at which time accrued interest began to be due and payable monthly in arrears at 0.50% above the Bank's prime rate, which is currently 8.5%; and beginning February 1, 1998, monthly principal amortization payments in the amount of $14,583.33 will begin to be due and payable. The loan matures on August 31,2004, at which time it is expected to have an outstanding principal balance of $2.5 million. The loan may be repaid, in whole or in part, at any time without penalty. The loan is secured by a construction deed of trust and by a guaranty of the Company.

On September 9,1997, the Company received approximately $8.5 million in proceeds from the issuance of 1,200,000 shares of its common stock. The Company immediately repaid approximately $4.0 million of outstanding principal and accrued interest to Sirrom Investments, Inc. and approximately $4.2 million to Sumitomo Bank of California, representing the entire outstanding principal balance on the Company's revolving line of credit. On October 10, 1997, the Company received $871,200 in net proceeds from the sale to the underwriters of 123,750 shares of common stock pursuant to the over-allotment option.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to the Company's dependence on the computer and consumer electronics industries, its concentration of customers, fluctuations in operating results, potential significant indebtedness and leverage, competition, variability of customer requirements and nature of customer commitments on orders, the integration of the Company's new Mexican manufacturing facility and other risks described in the Company's Registration Statement on Form S-1. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact occur.

Part II - Other Information


Item 1.  Legal Proceedings

         The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which is material.


Item 2.  Change in Securities

         Not Applicable


Item 3.  Defaults upon Senior Securities

         Not Applicable


Item 4.  Submission of Matters to a vote of Securities Holders

         In June 1997, prior to the completion of the Company's initial public offering and the exercise of certain then outstanding stock options and warrants, the seven stockholders of the Company unanimously consented to (a) amend the Company's Certificate of Incorporation to (i) change the name of the Company to "Compass Plastics & Technologies, Inc. " from "AB Plastics Holding Corporation" and (ii) increase the number of shares of capital stock which the Company has the authority to issue to 20,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, (b) effect a stock split of the issued and outstanding shares of Common Stock of the Company in connection with the Company's initial public offering, (c) approve and adopt the Company's 1997 Stock Option Plan, and (d) fix the number of directors constituting the entire Board of Directors at four, including the election of Jay M. Swanson as the Company's fourth director.

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits :

         10.14 Second Amendment to the Commercial Loan Agreement, dated August 1, 1997, between AB Plastics Corporation and Sumitomo Bank of California.

         10.15 Construction Loan Agreement, dated as of August 1, 1997, between Sumitomo Bank of California and AB Plastics Corporation.

         27.1      Financial Data Schedule

         (b)   Reports on Form 8-K

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      COMPASS PLASTICS & TECHNOLOGIES, INC.


Date:    October 15, 1997         By:  /s/ Michael A. Gibbs
                                       ----------------------
                                           Michael A. Gibbs, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)

Date:     October 15, 1997        By:  /s/ Paul J. Iacono
                                       --------------------
                                       Paul J. Iacono, Vice President - Finance
                                       and Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)