Form 10-K
period 1997-10-26
COMPASS PLASTICS & TECHNOLOGIES INC
filed 1998-01-27
CIK 1040525

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                       Commission file number
    October 26, 1997                                   0-23027

                     COMPASS PLASTICS & TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                       95-4611994
   -------------------------------                       -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

     15730 South Figueroa Street
        Gardena, California                                     90248
     ---------------------------                               -------
(Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code: (213) 770-8771

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of each exchange on
         Title of each class                          which registered
         -------------------                     -------------------------

Common Stock, par value $.0001 per share          Nasdaq National Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                                  Yes  X   No
                                      ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 22, 1998:

                                  $20,841,574

         The number of shares outstanding of the registrant's class of common stock as of January 22, 1998:

                               4,883,750 shares


                              Page 1 of 82 Pages
                       Exhibit Index Appears on Page 36

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED OCTOBER 26, 1997

                               TABLE OF CONTENTS



                                                                                                               Page
                                                                                                               ----

                                                      PART I
ITEM 1. Business................................................................................................. 3
ITEM 2. Properties...............................................................................................12
ITEM 3. Legal Proceedings........................................................................................12
ITEM 4. Submission of Matters to a Vote of Security Holders......................................................12

                                                      PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters....................................13
ITEM 6. Selected Financial Data..................................................................................14
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations....................15
ITEM 8. Financial Statements and Supplementary Data..............................................................22
ITEM 9. Changes in and Disagreements on Accounting and Financial Disclosure......................................22

                                                     PART III

ITEM 10. Directors and Executive Officers of the Registrant......................................................23
ITEM 11. Executive Compensation..................................................................................27
ITEM 12. Security Ownership of Certain Beneficial Owners and Management..........................................32
ITEM 13. Certain Relationships and Related Transactions..........................................................33

                                                      PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................35

                                      2

                                    PART I
ITEM 1. BUSINESS
        --------

         Compass Plastics & Technologies, Inc., with its wholly-owned subsidiary, AB Plastics Corporation ("AB Plastics"), and any predecessor are collectively referred to as the "Company."

Overview

         The Company is a leading contract manufacturer and assembler of custom injection-molded plastic components in the western United States. The Company manufactures the plastic enclosures for computer monitors, televisions, electronic music keyboards and other consumer products. In addition to injection-molded components, the Company offers a broad range of "value-added" services, including painting, decorating and assembly. A significant percentage of the Company's components are manufactured using gas-assist molding technology which reduces material usage and permits the molding of lighter and stronger parts. The Company believes its technical and manufacturing capabilities to produce large injection-molded plastic components on both a "just-in-time" basis and in production volumes with low reject rates provide a significant competitive advantage.

         The Company's two major original equipment manufacturer ("OEM") customers are Sony Corporation ("Sony"), through its computer monitor and television manufacturing divisions, and Matsushita Electronic Corporation of America ("Matsushita"), through its Panasonic and Quasar brands. Sales to these customers represented approximately 70.0% and 12.2%, respectively, of the Company's total sales for the fiscal year ended October 26, 1997. Of sales to Sony, computer monitor components accounted for approximately 45.9% and television components accounted for approximately 24.1% of the Company's total sales during the fiscal year ended October 26, 1997. The Company has been an uninterrupted supplier of custom injection-molded components to Sony since 1972, to Matsushita since 1983 and to two other customers for at least seven years. New customers more recently added include Sanyo for televisions and Samsung Group for computer monitors.

         To improve its ability to support its major OEM customers, in addition to its manufacturing facility in Gardena, California (approximately 15 miles south of Los Angeles), the Company has substantially completed a new "build-to-suit" manufacturing facility in Tijuana, Mexico. This new facility has increased manufacturing capacity and is located near all of its customers' Tijuana manufacturing plants. Management believes that this facility will enable the Company to capitalize on demand from new and existing customers which have recently relocated their manufacturing operations to Tijuana from the Far East and the United States. These operations benefit from lower labor and transportation costs. Closer proximity to its major customers allows the Company to be more efficient in delivering 15 to 20 daily truckloads of components and eliminates time-consuming border crossings.

         Custom injection-molded plastic components are in virtually all computer monitors, televisions, electronic music keyboards and other consumer electronic products that require an enclosure or cabinet. The continuing development and refinement of electronic products by OEMs has created a strong demand for injection-molded plastic components for new and replacement products. As computer monitors are built to incorporate more features of a television, videocassette recorder, videophone and gameplayer, and with the anticipated introduction of cable-ready monitors, cable modems, ISDN and 3-D graphics applications, the Company believes that these technological advancements will create continued growth of the computer monitor market. The Company believes that the anticipated availability of digital broadcasting, Internet access, high-definition television (HDTV) and flat panel displays has the potential to significantly increase television sales over the next ten years.

Initial Public Offering

         The Company completed an initial public offering of its common stock in September 1997 (the "IPO"), which provided net proceeds to the Company of approximately $7,873,000. In October 1997, the Company received additional net proceeds of $871,200 in connection with the exercise of the underwriters' over-allotment option.

Business Strategy

         The Company's goal is to be a dominant supplier of injection-molded plastic components to the increasing number of computer monitor and television OEMs' plant located in Southern California and Baja (Tijuana and Mexicali), Mexico. Management believes that the commencement of digital television broadcasting in the United States, starting in 1998, will create a demand for new HDTV and flat panel displays as consumers replace obsolete television sets unable to receive digital broadcasting with HDTV quality.

         The key elements of the Company's business strategy include the following:

         Continue to Expand Computer Monitor Component Business. The Company will seek to expand its computer monitor component business through continued growth of the Company's computer monitor sales to Sony, which has grown from $2.9 million in fiscal 1994 to $20.2 million in fiscal 1997, a 696% increase. The Company will continue to support not only Sony's private label programs on behalf of leading computer hardware companies such as Gateway 2000, Dell Computer, Silicon Graphics, Sun Microsystems and Compaq Computer, but also Sony's personal computer, known as Vaio, which began in July 1997. In addition, the Company's recent marketing strategy includes targeting other computer monitor and television OEMs, such as recently-added Sanyo and Samsung Group.

         Acquire Complementary Businesses. The Company believes that the acquisition of manufacturers of injection-molded plastics products will enable the Company to diversify its customer base, technical capabilities and geographic areas served, capitalize on consolidation opportunities in its fragmented market and on OEMs' desire to outsource their component requirements, reduce the number of suppliers and use only those suppliers who can provide a broad range of products and services. Accordingly, the Company regularly reviews acquisition prospects that would augment or complement the Company's existing operations or otherwise offer significant growth opportunities. At the present time, while the Company has held exploratory discussions with several potential acquisition candidates, the Company does not have any binding arrangement or agreement with respect to any acquisition transactions.

         Capitalize on Customer Demand in Tijuana Market. The Company has leased and installed equipment in its recently-completed 90,000 square foot "build-to-suit" manufacturing facility in Tijuana, Mexico, located adjacent to Sony's manufacturing facilities. The new facility increases existing manufacturing space by 50% and currently houses 10 molding machines. The Company has an option to increase the facility to 140,000 square feet and house 30 to 35 molding machines. In addition, the plant has four assembly lines and its painting department is expected to be completed by March 1998. The new facility will enable the Company to capitalize on current demand from existing customers and to attract new customers located in Baja, Mexico. The Company's strategic focus will continue to be on niche markets, such as computer monitors and televisions, as well as other business equipment and telecommunications.

         Pursue Long-Term Relationships with New and Existing Computer and Consumer Electronics Customers. The Company seeks to establish and maintain long-term relationships by providing total manufacturing solutions for new and proposed products, just-in-time delivery services and strong engineering support, including design for manufacturability analyses that assist customers in the tool design phase of the development process. The Company believes that frequent interaction with its customers in the tool design phase of their product development process allows the Company to anticipate the customers' future technological requirements, prepare the appropriate manufacturing infrastructure and develop relationships across a number of products and through multiple product models.

         Become a Total Plastic/Electronic Outsourcing Vendor. The Company currently offers (in addition to molding parts) a total outsourcing solution including assembling and decorating subassemblies and installing such components as speakers, speaker grills, microphones, wiring harnesses and switches utilizing its custom-designed automated assembly and test fixtures. Management believes that its ability to offer a greater range of services will be increasingly important as OEMs continue to reduce their number of suppliers.

         Continue Commitment to Quality and Service. The Company strives to ensure the highest levels of quality control in all phases of its operations, primarily through continuous improvement of its engineering capabilities, manufacturing processes and quality assurance systems. The Company believes that its strategy of investing in real-time computer process and quality systems provides improved management controls which maximize scheduling flexibility and increase product throughput and yields. The Company has received ISO 9002 certification.

         Develop Proprietary Products. The Company seeks to develop proprietary products such as its recent acquisition of "grid molding technology," in which a metal grid is implanted in plastic during the molding process to act as an integrated EMI/RFI (electromagnetic interference/radio frequency interference) shield. See Note 12 of Notes to the Company's Financial Statements.

Products and Services

         The Company manufactures and assembles custom injection-molded plastic components. These components consist primarily of the entire plastic exteriors of computer monitors, televisions and electronic music keyboards. The Company also provides a broad range of value-added services, including painting, decorating and assembly of mechanical and electrical components. The Company's three primary lines of components are as follows:

         Computer Monitor Components. The Company focuses on the production of computer monitor components which require the molding and assembly of multiple parts. Computer monitor components manufactured by the Company include the front (or "bezel") assembly, the rear cover and the base stand. The bezel assembly consists of the bezel frame, door latch, light pipe, logo badge and pad printing. The Company manufactures these components pursuant to the strict color, cosmetic and dimensional specifications of its customers and assembles the parts on automated production lines. The Company manufacturers computer monitor components for Sony and Samsung Group. Sony manufactures computer monitors for private label programs on behalf of leading computer hardware companies such as Gateway 2000, Dell Computer, Silicon Graphics, Sun Microsystems and Compaq Computer. Sony began manufacturing computer monitors at its computer manufacturing division in Rancho Bernardo, California in 1994, and sales to such division have grown from $2.9 million in the fiscal year ended October 30, 1994 to $20.2 million for the fiscal year ended October 26, 1997. The Company was selected to manufacture computer monitor components for Sony's personal computer, known as Vaio, which began in July 1997. The Vaio computer was introduced in April 1996 in the United States. Computer monitor components represented approximately 48.0% of the Company's product sales for the fiscal year ended October 26, 1997.

         Television Components. Television components include the bezel and the rear cover. For projection televisions, the Company also manufactures the exterior frame housing the projection screen. All bezels are pad printed to include the logo and the operating instructions. Historically, the Company's largest customers for its television components have been Sony, Matsushita (Panasonic and Quasar brands), Sanyo and Hitachi. Television components represented approximately 40.7% of the Company's product sales for the fiscal year ended October 26, 1997.

         Electronic Music Keyboards and Other Consumer Products. The Company manufacturers a variety of consumer electronics components, such as the top and bottom covers for electronic music keyboards and cases for various consumer products (such as electric tools). As part of this process, electronic music keyboards are manufactured for Casio using a specialized thermal transfer process, which automatically prints the whole surface display of logos and instructions in a single step. Electronic music keyboards and other consumer electronics components represented approximately 9.0% of the Company's product sales for the fiscal year ended October 26, 1997.

         Value-Added Services. In addition to injection-molded plastic components, the Company offers a broad range of "value-added" services including painting, decorating and assembly. These services include solvent and waterborne painting, electromagnetic and radio frequency interference shielding, hot stamping, pad printing, silkscreening, solvent bonding, impulse welding, ultrasonic welding and insertion, and heat staking. In addition, the Company has recently begun assembling plastic bezel speakers and speaker grills, microphones, wiring harnesses and switches utilizing custom-designed automated assembly and test fixtures. See "Manufacturing" below.

         The Company provides design and engineering assistance in the early stages of product development, thus assuring that tooling, process and assembly considerations result in reproducible, high-quality and cost effective products. The Company evaluates customer designs for manufacturability and, when appropriate, recommends design changes to reduce manufacturing costs or to increase manufacturing yields and the quality of finished components. The Company believes that by offering this range of services it has established a "partnership" relationship with its competitors.

         The Company assists its customers by reducing their inventories through just-in-time deliveries in which finished components are inspected at the Company's facilities to conform to a pre-approved quality plan and shipped directly to the customer's plants for use without the need for incoming inspection.

Customers

         The Company's principal customers are Sony, Matsushita, Casio and Hitachi, for which it supplies components for computer monitors, televisions and other consumer electronics equipment. The Company has focused its marketing efforts on maintaining long-term relationships with its existing OEM customers while pursuing new customers in the computer and consumer electronics industries. New customers recently added include Sanyo for televisions and Samsung Group for computer monitors.

         Historical sales of the Company by principal customer are set forth in the table below (dollars in thousands):

                                                          Fiscal Year Ended           Fiscal Year Ended
Customer                                                   October 27, 1996            October 26, 1997
--------                                                  -----------------           -----------------
                                                        Amount        Percent         Amount      Percent
                                                        ------        -------         ------      -------
Sony         -    Computer manufacturing
                  division...................            $15,373         39.1%        $20,170       45.9%
             -    Television manufacturing
                  division...................             10,773         27.4          10,602       24.1
Matsushita   -    Panasonic and Quasar ......              7,093         18.0           5,366       12.2
Others.......................................              6,106         15.5           7,842       17.8
                                                         -------        -----           -----       ----
      Total sales............................            $39,345        100.0%        $43,980      100.0%
                                                         =======        =====         =======      ======

         The Company's customers typically have relationships with a limited number of injection molders, and allocate the molding of individual components or parts to one of their molders. In the Company's experience, purchase orders will be placed with the same molder for a particular component or part generally for three-month periods, but typically the order will remain in place until the component is redesigned or eliminated in a model change. Customers generally provide the Company with periodic forecasts for their requirements, which are updated regularly. Customers give the Company non-cancellable releases from their purchase orders based on two to four week lead times and, therefore, the Company does not have a significant amount of backlog orders. In the event a customer were to cancel a purchase order prior to release, the customer would be typically obligated to reimburse the Company only for raw materials purchased and finished goods, if any, made in reliance of the purchase order. Except for Sony and Matsushita, no other single customer accounted for more than 10% of the Company's sales during the fiscal year ended October 26, 1997.

         Prices are quoted based on component drawings provided by customers with estimates of part weight, resin costs, machine requirements and parts produced per hour (cycle time). Most component prices are finalized after initial production runs, and weight and cycle times are verified. The Company charges its customers a fixed price for each component it manufactures, which components may consist of single or multiple parts. Negotiated prices include the cost of thermoplastic resins, packaging, other materials and parts, labor and overhead, and profit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." As customers generally seek price reductions during the product life cycle, the Company's ability to improve operating performance is generally dependent on increasing manufacturing efficiency through improved process control, increased automation, engineering changes to molds and reduced operating and labor expenses. In all cases, the Company's customer specifies the resin type and supplier desired. See "Raw Materials and Supplies" below.

         The Company has been selected as a supplier of a variety of injection-molded plastic components. The following table presents an overview of the major products for which the Company currently produces components for its OEM customers:

   Customer                                Product
   --------                                -------
   Sony..................................  Computer monitors:
                                             Private label programs -
                                                Gateway 2000
                                                Dell Computer
                                                Silicon Graphics
                                                Sun Microsystems
                                                Compaq
                                             Vaio brand
   Sony..................................  Television monitors
                                           13" to 32" models
   Matsushita (Panasonic)................  Television monitors
                                           13" to 61" models
   Matsushita (Quasar)...................  Television monitors
                                           20" to 32" models
   Hitachi...............................  Television monitors
                                           27" to 60" models
   Casio.................................  Electronic music keyboards
   Samsung ..............................  Computer monitors
   Sanyo ................................  Television monitors

         Sony has been a customer for 25 years, Matsushita has been a customer for 14 years, and Hitachi and Casio have been customers for more than seven years. The Company believes that, as it adds new customers and completes acquisitions of complementary businesses, it will diversify its customer base and reduce its dependence on these major customers. The Company anticipates, however, that a significant portion of its sales, by virtue of the markets it serves, will continue to be concentrated in a small number of customers.

         As reflected in the customer sales table above, the Company experienced a decline in sales to Matsushita for the fiscal year ended October 26, 1997. Matsushita is the Company's only customer in Baja with its own in-house molding capability. As Matsushita adds more machines, its requirements for outsourcing will continue to decline. The Company is Matsushita's primary outside supplier and, as such, is used to fill overflow seasonal demand and certain specialized components.

Sales

         The Company's primary sales strategy is to develop and maintain close working relationships with the engineering, procurement, quality, tooling and manufacturing department of its customers. Sales to OEMs are made directly by the Company's sales, engineering and production teams. Through these teams, the Company services its OEM customers and assists their continuing programs of new product design and product enhancements. The Company's sales and technical teams currently consist of 14 executives and senior technical personnel.

         Since January 1996, the Company has expanded its in-house sales department to solicit new customer accounts and has hired four senior sales executives, each with substantial experience in the injection-molded plastic industry. With these executives, the Company has targeted 30 prospects for new business. These prospects include computer monitor and television OEMs, as well as other business equipment and telecommunications manufacturers, and calls on substantially all existing facilities manufacturing televisions and computer monitors.

         The Company typically sells on net 30-day terms under confirmed purchase orders. The Company offers no formal warranty but generally adheres to a replacement policy of products with defects in materials or workmanship.

Customer Molds

         The Company maintains an in-house tooling department. In the plastics industry, the molds to make plastic parts are commonly referred to as "tools." With each new project, the Company's tooling engineers may attend an initial meeting with the OEM and contract mold maker to review drawings, specifications, timing and other information. Following the design stage, the Company may be asked to attend one or more mold trials to ensure the accuracy and completeness of the mold and mold part, record process parameters and begin assuring the capability of the process. The next milestone, the new project meeting, brings the Company's decorating and assembly, engineering, production control, quality assurance and tooling departments together to ensure that the entire project is understood throughout the organization. Once the mold is received by the Company, the mold is inspected, prepared for production and tested by the Company. Generally, sample parts are produced and submitted to the customer for final approval. The Company's tooling department frequently makes engineering changes to the mold. For the life of the tool, the Company is obligated to maintain it at its expense and to make major repairs at the customer's expense. As of January 20, 1998, the Company held approximately 150 molds of its customers which are being actively used to produce injection-molded plastic components.

Manufacturing

         The Company currently conducts its molding, assembly and finishing operations at its facility in Gardena, California, which consists of approximately 100,000 square feet of manufacturing space. The Company operates 23 injection molding machines ranging in size from 60 to 1,800 tons of clamping pressure and processes more than 20 million pounds of resin per year. Since 1993, 16 of the Company's molding machines have been purchased and all other machines have been updated with electronic controls. The Company stores bulk resin in four silos with a combined capacity of approximately 400,000 pounds. The Company has an automated materials handling system that transports resin from each of the four silos to any of the 23 molding machines. The Company also stores other resin in 1,000 pound corrugated containers. The Company's finishing equipment is "state-of-the-art" and includes 24 paint stations, a 1,265-foot overhead conveyor, infrared and gas fired drying ovens, hot stamp machines, pad printing machines, silk screen machines, ten motorized assembly lines and sonic welders.

         The Company has substantially completed the construction of a new manufacturing facility in Tijuana, Mexico, which consists of approximately 90,000 square feet of manufacturing and warehousing space and currently houses 10 injection molding machines. Of the 10 machines, five were newly purchased and five were transferred from the Company's Gardena facility. The Company's facility in Tijuana is leased pursuant to a lease expiring in 2007, with a one-year option and thereafter a right of first refusal to expand its manufacturing space by 50,000 square feet, with the capacity to house 30 to 35 molding machines. This new facility has been located near all of its customers' Tijuana manufacturing plants. The Company expects to relocate a significant amount of its painting, decorating and assembly operations to this facility, primarily due to the area's lower-cost labor pool and customer requirements, in the spring of 1998 when the painting department is completed. See "Properties."

         The Company employs six process engineers who utilize extensive CAD/CAM (computer-aided design/computer-aided manufacturing) capabilities to transfer design data, generate tooling processes and verify manufacturing efficiencies. As a result of the Company's use of real-time statistical quality and process controls, and protective packaging, customers report that they have fewer than 500 defects on 1,000,000 units in their production lines. The Company has a fully integrated management information system which enhances its inventory control scheduling and machine efficiency. The Company implements a continuous quality improvement program to ensure that competitive advantages through cost-efficient operations are maintained. The Company has received ISO 9002 certification.

         A significant percentage of the Company's components are manufactured using gas-assist molding technology, which is a low-pressure process that works in conjunction with injection molding. In this process, nitrogen gas is injected into the plastic exterior part to hollow out that part, which saves on material usage and creates a more cosmetically appealing part by eliminating flow marks, surface splay and warp. Using this technology, the Company is able to offer its customers the competitive advantages of (i) eliminating thicker than necessary wall sections that control the cycle time and increase part weight, (ii) allowing designers more freedom to incorporate thick and thin sections in the same part and (iii) making parts stronger by creating high strength, cored-out sections, rib patterns or box structures, all of which improve deflection or impact strength. The Company licenses, on a non-exclusive basis, the use of gas-assist molding technology from Melea Limited pursuant to a long-term license under which the Company is obligated to make its last payment of $50,000 to such licensor in May 1998. The Company has a central nitrogen generator connected to all of its molding machines at each of its Gardena, California and Tijuana, Mexico manufacturing facilities to efficiently utilize this technology.

         While the Company has developed proprietary techniques and manufacturing expertise for the manufacture of injection-molded plastic components, the Company has no patents for these proprietary techniques and chooses to rely on trade secret protection. The Company believes that although its proprietary techniques and expertise are subject to misappropriation or obsolescence, development of improved methods and processes and new techniques by the Company will continue on an ongoing basis as dictated by the technological needs of the business.

         Manufacturing occurs primarily on a 24 hour per day, three-shift, seven-day-per-week schedule at the Company's current manufacturing facility. The Company provides training to all of its molding, finishing and assembly personnel before they are put on the production line and on a periodic basis thereafter. The Company provides such training in accordance with ISO 9002 certification standards. The Company believes that its manufacturing work force is well-trained and is comprised of a dedicated staff of experienced personnel.

Raw Materials and Supplies

         The Company orders certain materials and supplies based on its purchase orders and seeks to minimize its inventory of materials that are not identified for use in filling specific orders. Raw materials used in connection with the Company's components consist mainly of thermoplastic resins such as high impact, ignition resistant polystyrene and acrylonitrile-butadiene-styrene, and paint and ink, as well as corrugated cardboard packaging. Although the Company uses a select group of suppliers, the materials used in manufacturing injection-molded plastic components are generally readily available in the open market. The Company has not experienced any significant raw material shortages in the past ten years and does not anticipate raw material shortages in the foreseeable future.

         Although thermoplastic resins have historically accounted for at least 80% of its raw material costs, the Company does not believe that its results of operations are subject to the risk of fluctuations in resin prices, since the Company's arrangements with most of its customers provide that increases or decreases in the price of such resins are passed through to the customer through changes in the component prices charged by the Company. In addition, each of Sony, Matsushita and Hitachi negotiate separate supply agreements with thermoplastic resin producers which deliver such resins to the Company for use in their products. The Company issues its purchase orders to its customers.

         Resin pricing during the fiscal year ended October 26, 1997 declined consistently. Prices for certain television grade materials declined 5% to 7%. Prices for certain computer monitor grade materials declined 3% to 4%. A recent trend among the Company's computer monitor customers has been to switch resin specifications to materials that are 17% to 25% lower in cost and part designs that are lighter in weight. In the short term, gross profit on existing models will be unaffected since changes in resin costs are passed to the customer through adjusted sales prices. In the long term, these activities will reduce the mark-up the Company can charge resulting in reduced sales and gross profits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

         The injection-molded plastic industry is highly fragmented and characterized by intense competition. The Company's competitive market, however, is regional due to the significant relative impact of freight costs. As a result, the Company believes that it has only six principal competitors, two of which are also located in California and five of which are already located in Tijuana, Mexico. The Company believes that none of its competitors has a dominant position in the market, although certain of the Company's competitors have substantially greater manufacturing, financial, marketing and/or other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements than the Company. The Company believes that the primary bases of competition in the market for injection-molded plastic are product quality, responsiveness to customers, delivery time, volume capabilities, advanced manufacturing technology and engineering skills and price. The Company further believes that the Company's primary competitive strengths include its ability to provide technologically advanced design and manufacturing services, to hire and retain experienced product managers and a skilled manufacturing work force, maintain superior product quality and deliver finished products on a just-in-time or scheduled lead-time basis.

Environmental Matters

         The Company's operations and properties are subject to a wide variety of international, federal, state and local laws and regulations, including those governing the use, storage and handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). As such, the nature of the Company's operations exposes it to the risk of claims with respect to such matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. The Company has taken steps to reduce the environmental risks associated with its operations and believes that it is currently in substantial compliance with applicable Environmental Laws.

         The Company is also subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws which impose liability, without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with the release or threat of release of certain hazardous substances to the environment. Generally, liability of PRPs to the government under CERCLA is joint and several. Financial responsibility for the remediation of contaminated property or for natural resources damage can extend to properties owned by third parties. The Company believes that it is in substantial compliance with all Environmental Laws applicable to its business.

Employees

         As of January 11, 1998, the Company had approximately 471 full-time employees (297 employees in Gardena, California and 174 employees in Tijuana, Mexico), of which 446 were engaged in manufacturing activities and 25 in sales, office administration and management functions. None of the employees is represented by a union and the Company believes there is an adequate pool of labor available to satisfy its foreseeable hiring needs. The Company has not experienced any labor-related work stoppage and considers its relations with employees to be good.

ITEM 2. PROPERTIES
        ----------

         The Company maintains its principal executive offices and conducts molding, assembly and finishing operations from Gardena, California (approximately 15 miles south of Los Angeles), consisting of a 100,000 square feet manufacturing facility on eight acres of land. This facility was leased from an entity affiliated with the former owners of AB Plastics under a lease expiring in 2006 and provided for rent of $35,200 per month. See "Certain Relationships and Related Transactions." The Company also maintains off-site leased facilities in Compton, California consisting of (i) approximately 60,000 square feet, from which the Company's warehousing and distribution activities are conducted, and (ii) approximately 50,000 square feet, which is being used as temporary storage space. The Compton facilities are leased from unaffiliated entities under (i) a lease expiring in December 2000 providing for rent of $19,465 per month and (ii) a month-to-month tenancy providing for rent of $13,500 per month, respectively.

         In August 1997, the Company purchased the Gardena, California facility for $3.1 million from a partnership whose interests are held by certain members of the Adams family, who include the former principal stockholders of AB Plastics. Following the purchase, the Company demolished its 20,000 square foot warehouse in Gardena and commenced the construction of a 75,000 square foot warehouse and distribution facility, which is expected to be completed by March 1998. Construction costs for such warehouse and distribution facility are anticipated to be approximately $1.7 million, for a total capital expenditure of $4.8 million at such site. Subsequent to the completion of the warehouse construction, the Company intends to sublease the Compton warehouse and terminate the Compton temporary space lease. The warehouse facility purchase and construction are being financed by a mortgage and construction loan facility of $3.5 million provided by Sumitomo and the $1.3 million balance with a portion of the net proceeds of the Company's IPO. The Company expects that annual operating savings from owning this expanded facility to be approximately $900,000 (before mortgage payments and depreciation) from the elimination of rent, certain personnel and other operating expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Certain Relationships and Related Transactions."

         The Company has substantially completed the construction of a new manufacturing facility in Tijuana, Mexico, which consists of approximately 90,000 square feet of manufacturing and warehouse space and currently houses 10 injection molding machines. The new facility is leased from an unaffiliated entity under a net lease which commenced upon completion of building construction in August 1997 and expires in 2007, and requires the payment of approximately $38,000 per month in rent. The Company also has a one-year option and thereafter a right of first refusal to expand the facility by 50,000 square feet. In addition, the Company has committed to expend approximately $6.2 million through 1998 to equip the new Tijuana facility, substantially all of which has been committed as of January 11, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures."

ITEM 3. LEGAL PROCEEDINGS
        -----------------

         The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

         The Company's Common Stock commenced trading on the Nasdaq National Market ("Nasdaq") under the symbol "CPTI" on September 4, 1997. The following table sets forth, for the period indicated, the high and low sales prices for the Common Stock as reported on Nasdaq.

Fiscal 1997                                     High             Low
-----------                                     ----             ---

Fourth Quarter (Sept. 4 to Oct. 26, 1997)......$ 9.875           $ 8.688

         As of January 20, 1998, there were 22 holders of record of the 4,883,750 outstanding shares of Common Stock. The closing sales price for the Common Stock on January 22, 1998 was $6.625 per share.

         The Company has never paid or declared any cash dividends. The Company intends to retain future earnings, if any, to finance the development and expansion of its business and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Company's revolving line of credit with Sumitomo prohibits the Company from declaring, paying or making any dividend or distribution on its Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA
        ------------------------

         The following table presents selected pre-acquisition financial data for AB Plastics and selected post-acquisition financial data for the Company.



                                                       Predecessor(1)                         Company                      Company
                                     ---------------------------------------------------   -------------                ------------
                                                                                                            52 weeks
                                        52 Weeks     52 weeks    52 weeks       48 weeks       4 weeks        ended       52 weeks
                                          ended       ended        ended          ended         ended       October 27,     ended
                                       October 31,  October 30,  October 29,   September 27,   October 27,     1996      October 26,
Statement of Operations Data:              1993          1994       1995          1996           1996(4)  (pro forma (2)(4)  1997
                                           ----          ----       ----          ----           ----     --------------     ----
Sales...............................       $29,362     $34,027      $42,679        $36,080      $3,265      $39,345        $43,980
Cost of Goods Sold..................        26,456      30,695       38,961         32,127       2,626       34,752         35,759
                                         ---------   ---------    ---------      ---------    --------      ------        --------
Gross Profit........................         2,906       3,332        3,718          3,953         639        4,593          8,221
Selling and Administrative..........         2,053       1,715        1,683          1,872         241        2,173          2,775
                                         ---------   ---------    ---------      ---------    --------      ------        --------
Operating Income....................           853       1,617        2,035          2,081         398        2,420          5,446
Net Interest Expense................           254         225          375            386          99        1,200            994
Other (Income)/Expense..............           (35)       (218)         (70)            (5)         19           23            (16)
                                         ---------   ---------    ---------      ---------    --------      ------        --------
Income before Income Taxes..........           634       1,610        1,730          1,700         280        1,197          4,468
Income Tax Expense(3)...............            49          48           26            (10)        117          526          1,749
                                         ---------   ---------    ---------      ---------    --------      ------        --------
Net Income before Extraordinary Item           585       1,562        1,704          1,710         163          671          2,719
Extraordinary Item, net of tax......          (469)          0            0              0           0            -            585
                                         ---------   ---------    ---------      ---------    --------      ------        --------
Net Income .........................       $ 1,054      $1,562      $ 1,704        $ 1,710     $   163     $    671        $ 2,134
                                           =======      ======      =======        =======     =======     ========        =======

Net Income per Share
   before Extraordinary Item .......             -           -            -              -       $0.05      $  0.19          $0.70
Net Income per Share ...............             -           -            -              -       $0.05(4)   $  0.19(4)       $0.55
Weighted Average Shares Outstanding.             -           -            -              -       3,600        3,600          3,876


                                       October 31,   October 30, October 29,  September 27,     October 27,           October 26,
                                           1993           1994        1995         1996             1996                  1997
                                           ----           ----        ----         ----             ----                  ----

Balance Sheet Data:
Cash................................          $265        $128         $468           $318        $730                    $    412
Working Capital.....................         2,334       2,590          801          2,236       4,714                       1,851
Total Assets........................        12,796      14,349       20,613         18,267      20,194                      31,391
Total Current Liabilities...........         5,105       5,479       10,855          7,175       5,109                       9,305
Total Long Term Liabilities.........         2,593       3,288        2,886          3,444      12,121                       8,438
Stockholders Equity.................         5,098       5,582        6,872          7,648       2,964                      13,648

------------------------
(1) In September 1996, a corporate affiliate of Michael A. Gibbs, President of the Company, and Private Equity Partners, LLC ("PEP"), an affiliate of Geoffrey J.F. Gorman, Chairman of the Board of the Company, formed the Company and sponsored the acquisition of all of the outstanding capital stock of AB Plastics (the "Predecessor"). The acquisition and its related financing resulted in higher interest expense and a different capital structure. Due to such differences, net income per share is not provided for periods prior to the 52 weeks ended October 27, 1996 (pro forma). See "Certain Relationships and Related Transactions" and Note 1 of Notes to the Company's Financial Statements.

(2) Gives effect to the acquisition of AB Plastics, assuming such transaction had occurred as of October 30, 1995.

(3) The Predecessor elected to be taxed as a subchapter S corporation, as a result of which all federal income taxes were paid by the stockholders. Upon completion of the acquisition of AB Plastics, the Company terminated such subchapter S corporation election.

(4) Assumes that stock options and warrants to purchase an aggregate of 1,560,000 shares of Common Stock had been exercised as of the end of such period. See Note 1 of Notes to the Company's Financial Statements for an explanation of the basis used to calculate net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

Overview

         The Company is a leading contract manufacturer and assembler of custom injection-molded plastic components for computer and consumer electronics OEMs located in Southern California, Tijuana and Mexicali (collectively "Baja"), Mexico. The Company supplies plastic enclosures for direct-tube televisions ranging from 13" to 35" and frames for 50" and 60" projection televisions. The Company also supplies plastic enclosures and base stands for 14" to 21" computer monitors manufactured by Sony and Samsung Group for leading PC manufacturers, such as Gateway 2000, Dell Computer, Silicon Graphics, and Compaq Computer, as well as plastic enclosures for Sony's personal computer, known as "Vaio," in both 15" and 17" models, and other Sony and Samsung branded monitors. The Company also manufactures enclosures for electronic music keyboards.

         For the first 35 years of its existence, substantially all of the Company's sales were made to customers located in California. In the late 1980s, many of these firms relocated to Baja primarily due to reduced labor costs. When fully operational, the Company's new Tijuana facility will manufacture components for computer monitors and televisions for Sony's Tijuana manufacturing and assembly plant and other consumer electronic OEM manufacturers located in Baja. The Company's Gardena, California plant will continue to service its customers requirements in the United States and Mexico.

         The Company is in the final stages of completing its new 90,000 square foot injection molding and assembly plant in Tijuana, and is scheduled to be fully operational by March 1998. The plant's molding operations came online in November 1997, as did certain assembly functions, however the painting operations will not be fully completed until March 1998. As of January 11, 1998, this location employed 174 people. Because sales from this facility and all raw material purchases for use at this facility will be U.S. dollar-denominated and managed at the Company's Gardena, California executive offices, the Company does not believe that it will be significantly affected by exchange rate fluctuations in the Mexican peso relative to the U.S. dollar. The Company believes that the effects of such fluctuations will be limited to wages for local laborers and operating supplies, and those fluctuations are not expected to be material to the Company's results of operations when the new facility is operational.

         The Company purchased its Gardena facility in August 1997 and commenced construction if its new warehouse and distribution facility. The facility is scheduled to be completed by March 1998. During the course of construction, the Company is renting additional warehouse space on a month to month basis. Upon completion of the new warehouse, the Company does not anticipate a need for offsite warehouse space and has engaged a local real estate broker to sublease the Company's Compton facility. To date, the Company has not received any offers to sublease the facility.

         The Company completed an initial public offering ("IPO") of 1,650,000 shares of its common stock in September 1997, of which 1.2 million shares were sold by the Company and 450,000 shares were sold by existing shareholders. The sale provided net proceeds to the Company of approximately $7,873,000. In October 1997, the underwriters' purchased 123,750 additional shares of common stock from the Company pursuant to their over-allotment option. The net proceeds to the Company were $871,200. Application of the net proceeds immediately reduced the Company's interest expense and the principal amount of indebtedness required to be repaid by the Company in the future. The Company retired a $4.0 million subordinated loan to Sirrom Investments, Inc. and temporarily repaid the entire principal balance of the Company's revolving credit facility ("Revolver") with Sumitomo Bank of California. In connection with the retirement of the subordinated loan, the Company incurred a extraordinary charge of approximately $585,000, net of taxes, from a write-off of deferred financing costs.

Results of Operations

         The following table sets forth, for the periods indicated, certain information relating to the Company's operations expressed as a percentage of the Company's net sales and gives effect to the acquisition of AB Plastics assuming such transaction had occurred as of October 30, 1995.

                                                                 Predecessor                               Company
                                                      -----------------------------       ---------------------------------------
                                                                                                            52 weeks
                                                         52 weeks         48 weeks           4 weeks           ended     52 weeks
Statement of Income:                                       ended           ended             ended         October 27,    ended
                                                         October 29,    September 27      October 27,        1996      October 26,
                                                            1995            1996              1996          Pro forma     1997
                                                            ----            ----              ----        ------------     ----

Sales.......................................                 100.0%           100.0%          100.0%           100.0%       100.0%
Cost of Sales...............................                  91.3%            89.0%           80.4%            88.3%        81.3%
Gross Profit................................                   8.7%            11.0%           19.6%            11.7%        18.7%

Selling and Administrative..................                   3.9%             5.2%            7.4%             5.5%         6.3%
Operating Income............................                   4.8%             5.8%           12.2%             6.2%        12.4%

Interest Expense............................                   0.9%             1.1%            3.0%             3.0%         2.3%
Other Expense / (Income)....................                 (0.2%)             0.0%            0.6%             0.1%         0.0%
Income before Income Taxes and extraordinary loss              4.1%             4.7%            8.6%             3.0%        10.2%
Provision for Income Taxes..................                   0.1%             0.0%            3.6%             1.3%         4.0%
Income before Extraordinary Loss............                   4.0%             4.7%            5.0%             1.7%         6.2%
Extraordinary  loss  related to early  retirement
of debt.....................................                   0.0%             0.0%            0.0%             0.0%         1.3%
Net Income..................................                   4.0%             4.7%            5.0%             1.7%         4.9%

Fiscal Year ended October 26, 1997 Compared to fifty-two weeks ended October 27, 1996

         The Company's net sales for the 52 weeks ended October 26, 1997 ("1997 fiscal year") were $44.0 million, an increase of $4.6 million, or 11.7%, from $39.4 million in sales for the 52 weeks ended October 27, 1996 (pro forma) ("1996 pro forma"). 1997 fiscal year sales were comprised of $21.1 million of computer monitor components sales, $17.9 million of television monitor component sales, $3.9 million of electronic music keyboard component sales, and $1.1 million of other sales.

         Computer monitor component sales increased $5.6 million, or 36.1%, from 1996 fiscal year sales of $15.5 million. This was due to an increase in orders from Sony of approximately $4.9 million and an increase in orders from another customer of $700,000. Resin prices for computer monitor components declined during the fiscal year to a level 3% to 4% lower than the end of fiscal year 1996, which also contributed to lower sales. Television component sales declined $1.6 million from 1996 fiscal year sales of $19.5 million. This decrease was due to a reduction in orders from Matsushita of $1.6 million, a reduction from Sony of $300,000 and a reduction from Hitachi of $200,000, which was offset by new orders from Sanyo of $500,000, Resin prices for television components declined during the fiscal year to a level 5% to 7% lower than the end of fiscal year 1996, which also contributed to lower sales. Electronic music keyboard sales to Casio increased $600,000, or 18.2% from fiscal year 1996 sales of $3.3 million. Resin price changes were passed on to the customer in the form of lower selling prices.

         The Company's gross profit for the 1997 fiscal year was $8.2 million, or 18.7% of net sales, compared to $4.6 million, or 11.7% of net sales for the 1996 (pro forma). This increase was the result of increased sales, improved quality and other productivity improvements, which lowered manufacturing costs.

         The Company's S&A expense for the 1997 fiscal year was $2.8 million, or 6.3% of net sales, compared to $2.1 million, or 5.5% of net sales for the 1996 (pro forma). This increase is related to added personnel in sales, finance and administration subsequent to the acquisition of AB Plastics and management bonus accruals. Expenses related to the Company's IPO were netted against the proceeds of the offering. The Company anticipates higher S&A expenses in 1998 related to the addition of accounting and administrative personnel at its new plant in Tijuana, and incremental administrative costs associated with being a publicly held company.

         The Company's interest expense for the 1997 fiscal year was $994,000, or 2.3% of net sales, compared to $528,000, or 1.2% of net sales, for the 52 weeks ended October 27, 1996 (pro forma) year. The increase was due to the increased debt related to the acquisition of AB Plastics, (pro forma)and the purchase of the Gardena property in August 1997. Approximately $4,000,000 of the net proceeds of the Company's IPO were used to retire the subordinated loan from Sirrom Investments, Inc. ("Sirrom") and the balance of the net proceeds was used to temporarily reduce the revolving credit facility. Retirement of the subordinated loan will result in future interest savings of $540,000 per year. However, given the future capital expenditure plans, the Company is anticipating that interest expense for 1998 will exceed the amount for 1997. See "Capital Expenditures" below.

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

         Approximately $4,000,000 of the net proceeds of the Company's IPO were used to retire the subordinated loan from Sirrom Investments, Inc. This resulted in an extraordinary charge of $586,000, net of income taxes, related to the write-off of the remaining deferred financing costs.

         Period from October 30, 1995 to September 27, 1996 and 52 Weeks ended October 27, 1996 (Pro forma) Compared to Fiscal Year ended October 29, 1995

         The Company's net sales for the period from October 30, 1995 to September 27, 1996 were $36.1 million, a decrease of $6.7 million, or 15.5%, from $42.7 million in the fiscal year ended October 29, 1995 (the "1995 fiscal year"). Sales for the 52 weeks ended October 27, 1996 (pro forma) were $39.3 million, a decrease of $3.3 million, or 7.7%, from the 1995 fiscal year. For the period from October 30, 1995 to September 27, 1996 net sales were comprised of $17.5 million in television component sales, $14.4 million in computer monitor component sales, $3.0 million in electronic music keyboard component sales, and other component sales of $1.1 million. For the 52 weeks ended October 27, 1996 (pro forma), sales were comprised of $19.5 million in television component sales, $15.6 million in computer monitor sales and $3.3 million in electronic music keyboard components.

         Television component sales for the period from October 30, 1995 to September 27, 1996 decreased $6.6 million, or 27.4%, from 1995 fiscal year sales of $24.1 million. Of the decrease, $2.0 million is attributed to the shorter period comparison. Television component sales for the 52 weeks ended October 27, 1996 (pro forma) decreased $4.6 million, or 19.1%, from 1995 fiscal year sales. This decrease, on a 52 week comparison basis, was due to a decrease in orders from Sony of $3.9 million and a decrease in orders from Hitachi of $1.7 million, slightly offset by an increase in orders from Matsushita of approximately $800,000.

         Computer monitor component sales for the period from October 30, 1995 to September 27, 1996 increased $3.2 million, or 28.6%, from 1995 fiscal year sales of $11.2 million. Computer monitor component sales for the 52 weeks ended October 27, 1996 (pro forma) increased $4.3 million, or 38.3%, from 1995 fiscal year sales. This increase was due to an increase in orders from Sony of $4.1 million and an increase from another customer of approximately $179,000.

         Electronic music keyboard component sales for the period from October 30, 1995 to September 27, 1996 decreased $3.2 million, or 51.6%, from 1995 fiscal year sales of $6.2 million. Of this decrease, $300,000 is attributed to the shorter period comparison. Sales for the 52 weeks ended October 27, 1996 (pro forma) decreased $2.9 million, or 46.7%, from the 1995 fiscal year. This decrease was the result of a decrease in orders from Casio. In addition, during this time, resin prices decreased and were passed on to the customer in the form of lower prices.

         The Company's gross profit for the period from October 30, 1995 to September 27, 1996 was $4.0 million, or 11.0% of sales, compared to $3.7 million, or 8.7% of net sales, for the 1995 fiscal year. The Company's gross profit for the 52 weeks ended October 27, 1996 (pro forma) was $4.6 million, or 11.7% of sales. This increase in profitability was principally due to productivity improvements through a 20% reduction in its workforce and tighter controls on operating expenses. The Company does not currently anticipate that productivity improvements will continue at this level in the future. These improvements were offset by a one-time write-off and revaluation of certain assets including $458,000 of inventory, $159,000 of disputed accounts receivable which the Company decided not to pursue, and $80,000 of licensing fees related to a discontinued product. These adjustments were recorded in the period from October 30, 1995 to September 27, 1996.

         The Company's S&A expenses for the period from October 30, 1995 to September 27, 1996 were $1.9 million, or 5.2% of sales, compared to $1.7 million, or 3.9% of sales for the 1995 fiscal year. The increase in expenses was related to consulting and other professional services engaged to evaluate and improve the operating performance of the Company, additional administrative expenses relating to the sale of AB Plastics, and a change in accounting policy by which the Company will accrue in current year fees for its year-end audit. For the 52 weeks ended October 27, 1996 (pro forma), in addition to the foregoing, the Company began to record amortization of goodwill.

         The Company's net interest expense for the period from October 30, 1995 to September 27, 1996 was $386,000, or 1.1% of sales, compared with $375,000, or 0.9% of sales, for the 1995 fiscal year. The increase was due to an increase in borrowings by the Company. See "Liquidity and Capital Resources" below.

         The Company's income tax expense was immaterial in the historical periods reflecting the Predecessor's election of subchapter S status. On a going forward basis, the Company will file consolidated tax returns under subchapter C of the Internal Revenue Code.

         Four Weeks ended October 27, 1996

         The Company's net sales for the four weeks ended October 27, 1996 were $3.3 million, consisting of $1.8 million of television component sales, $1.1 million of computer monitor component sales, and $300,000 of electronic music keyboard component sales.

         The Company's gross profit for the four weeks ended October 27, 1996 was $639,000, or 19.6% of net sales. This increase in gross profit as a percentage of net sales compared to the periods from October 30, 1995 to September 27, 1996 and the 52 weeks ended October 27, 1996 (pro forma), was principally due to a continuation of productivity improvements and tighter controls on operating expenses under a program instituted earlier in 1996, and, as noted, the Company had recorded in such earlier periods a one-time offsetting write-off and revaluation of certain assets totaling $697,000. The Company believes that these productivity improvements have reduced the Company's manufacturing costs, resulting in higher gross profit percentages, and the Company believes such costs are expected to continue at comparable levels on an ongoing basis. With the integration of the Company's new manufacturing facility in Mexico, these percentages may be adversely affected in the future to the extent that the Company does not fully utilize its increased manufacturing capacity.

         The Company's SGA expenses for the four weeks ended October 27, 1996 were $241,000. Interest expense during this period was $99,000, a substantial portion of which was attributable to debt related to the acquisition.

         The Company's income tax expense for the four weeks ended October 27, 1996 was $117,000, reflecting the Company's change in tax status to subchapter C of the Internal Revenue Code.

         Fiscal Year ended October 29, 1995 Compared to Fiscal Year ended October 30, 1994

         The Company's net sales for the 1995 fiscal year were $42.7 million, an increase of $8.7 million, or 25.5%, from $34.0 million in the fiscal year ended October 30, 1994 (the "1994 fiscal year"). For the 1995 fiscal year, net sales were comprised of $24.1 million in television component sales, $11.2 million in computer monitor component sales, and $6.2 million in electronic keyboard component sales, and other component sales of $1.2 million.

         Television component sales in the 1995 fiscal year decreased $1.5 million, or 5.9%, from 1994 fiscal year sales of $25.6 million. This decrease was due to a reduction in orders from Sony of $2.9 million, offset by increases from both Matsushita of approximately $756,000 and Hitachi of approximately $591,000. Computer monitor component sales in the 1995 fiscal year increased $8.4 million, or 290%, from 1994 fiscal year sales of $2.9 million. This increase was due to the growth of Sony's computer monitor business in Rancho Bernardo, California and resin price increases which were passed on to customers in terms of higher prices. Electronic music keyboard component sales increased $2.6 million, or 70.2%, from 1994 fiscal year sales of $3.7 million. This increase was the result of market demand for Casio's keyboard products.

         The Company's gross profit for the 1995 fiscal year was $3.7 million, or 8.7% of net sales, compared to $3.3 million, or 9.8% of net sales, for the 1994 fiscal year. This increase in gross profit was principally due to higher revenue. The decrease in gross profit as a percentage of sales was due to higher resin prices.

         The Company's S&A expenses for the 1995 fiscal year were $1.7 million, or 3.9% of net sales, compared to $1.7 million, or 5.0% of net sales, for the 1994 fiscal year. The decrease in expense as a percentage of sales was due solely to the increase in revenue.

         The Company's net interest expense for the 1995 fiscal year was $375,000, or 0.9% of net sales, compared to $225,000, or 0.6% of net sales, for the 1994 fiscal year.

         The Company's other income for the 1995 fiscal year was $70,000, or 0.2% of net sales, compared to income of $218,000, or 0.6% of net sales, for the 1994 fiscal year. Other income consisted mainly of workers' compensation and other insurance rebates.

         The Company's income tax expense for the 1995 fiscal year was approximately $26,000, or 0.1% of net sales, compared to approximately $48,000, or 0.1% of net sales, for the 1994 fiscal year.

Liquidity and Capital Resources

         The Company's primary cash requirements are for operating expenses and capital expenditures. As of October 26,1997, the Company had working capital of $1.9 million compared to $4.7 million at the end of the 52 weeks ended October 27, 1996 (pro forma) year. The decrease in working capital was attributable to increased accounts payable related to the purchase of equipment for the Tijuana plant and the repayment of the Company's revolving line of credit. The Company's net available borrowings under its revolving line of credit were $5.2 million at 1997 fiscal year end and in November 1997, the Company borrowed $3.0 million from General Electric Capital Corporation to fund the purchase of the above equipment.

         Net cash provided by operating activities for the 1997 fiscal year was approximately $5.5 million, compared to $3.2 million for the 52 weeks ended October 27, 1996 (pro forma) year. The difference between the Company's net income of $2.1 million and operating cash flow of $5.5 million was attributable to $2.0 million in depreciation and amortization, including a non-recurring charge of $1.0 million related to the write-off of deferred loan fees, plus an increase in accounts payable of $3.7 million, offset by a $2 million increase in inventory. The increases in accounts payable and inventory is related to increased purchasing activity, including machinery and equipment, related to the start-up of the Tijuana plant. The inventory at year end represented approximately 41 days sales compared to 20 days sales at the end of the 1996 fiscal year.

         Net cash used in investing activities for the 1997 fiscal year was $10.0 compared to $7.7 million for the 1996 fiscal year. Cash flow for the 1997 fiscal year reflects approximately $9.5 million in capital expenditures incurred primarily in connection with the purchase and expansion of the Company's Gardena facility and the new plant in Tijuana. In connection with the acquisition of AB Plastics, the Company indemnified certain selling shareholders against specific claims against the Robert J. Adams Separate Property Trust. The matter was settled in September 1997 and the Company has recorded a $500,000 obligation payable in equal installments through the year 2000.

         Net cash provided by financing activities for the 1997 fiscal year was $4.2 million, compared to net cash provided of $4.8 million for the 52 weeks ended October 27, 1996. This reflects approximately $8.6 million from the sale of common stock which was used to retire a $4.0 million subordinated loan and to repay approximately $3.5 million in revolving credit. AB Plastics entered into approximately $700,000 in capitalized leases relating to the addition of three molding machines.

         AB Plastics is party to a loan agreement with Sumitomo, which includes (a) a revolving line of credit facility (the "Revolver"), available through July 31, 2001, with a maximum borrowing limit equal to the lesser of $10.0 million or the sum of (i) 85% of AB Plastics' eligible accounts receivable, plus (ii) 50% of AB Plastics' eligible inventory, plus (iii) a supplemental amount of $4.8 million (reducing at the rate of $100,000 per month commencing November 30, 1997), and (b) an equipment line of credit (the "Equipment Line"), available through October 31, 1998, in an aggregate principal amount of up to $2.0 million to be utilized for the purchase of equipment. The loans under the Sumitomo loan agreement are secured by a first priority lien and security interest on substantially all of the assets of AB Plastics, and by a guaranty of the Company which is secured by a pledge of all of the outstanding capital stock of AB Plastics. The loans bear interest at prime rate plus 0.50% per annum (or, at AB Plastics' option, at short-term LIBOR plus 2.75% per annum) with respect to the Revolver, and at prime rate (through October 31, 1998) and prime rate plus 0.25% per annum (from and after November 1, 1998) under the Equipment Line. Advances under the Revolver are repayable in full on July 31, 2001, and advances under the Equipment Line as of October 31, 1998 are repayable in 48 equal monthly payments beginning December 1, 1998, provided the last payment shall be made on October 31, 2001. The Company temporarily repaid the total outstanding balance of the revolving facility with a portion of the net proceeds of the IPO. As of November 23, 1997, the net borrowing availability was $4.0 million. The net borrowing availability under the equipment line was $1.5 million.

         The Company and AB Plastics were co-borrowers under a subordinated loan agreement with Sirrom, pursuant to which the Company and AB Plastics borrowed from Sirrom a subordinated term loan in the original principal amount of $4.0 million, bearing interest at the rate of 13.5% per annum, and secured by a lien and security interest on substantially all of the assets of AB Plastics and a pledge of all of the outstanding capital stock of AB Plastics. In September, 1997, the loan was repaid in full from a portion of the net proceeds of the IPO.

         In May 1997, AB Plastics borrowed the sum of $1.0 million from Transamerica Business Credit Corporation ("Transamerica"). Of such $1.0 million, approximately $535,000 was utilized to pay in full the remaining outstanding balances of certain capitalized leases, and the remaining $465,000 was retained by AB Plastics with the intent of utilizing such funds to acquire equipment for the new Tijuana, Mexico facility. The loan from Transamerica bears interest at the rate of 10.03% per annum, is repayable in 60 equal monthly installments of combined principal and interest payable monthly through May 2002, and is secured by a lien on the equipment acquired under the refinanced capitalized leases and by a guaranty of the Company.

         In July 1997, AB Plastics entered into an additional $310,000 in capitalized lease obligations and received $468,000 in proceeds from its equipment line of credit.

         In August 1997, AB Plastics completed the purchase of its Gardena facilities for $3.1 million and commenced construction of a new 75,000 square foot addition. AB Plastics borrowed approximately $2.1 million under a mortgage and construction loan agreement with Sumitomo Bank. Under the terms of the agreement, AB Plastics can borrow up to a maximum of $3.5 million. The loan bears interest at the bank's prime rate plus 0.50% per annum. Interest is payable monthly in arrears. Commencing February 1, 1998, AB will make principal amortization payments in the amount of $14,583.33. The loan matures on August 31, 2004 at which time a remaining principal balance of approximately $2.4 million, plus any and all accrued interest, will be due and payable.

         In November 1997, AB Plastics borrowed approximately $3.0 million dollars from General Electric Capital Corporation to finance the purchase of certain equipment located at its plant in Tijuana. The loan is secured by that equipment and is guaranteed by the Company. The loan bears interest at 9.47% per annum and is repayable in 59 monthly installments of principal and interest.

Capital Expenditures

         During the 1997 fiscal year, the Company committed over $12 million in capital spending, including $6.2 million for its Tijuana plant and $4.8 million to purchase and expand the Gardena facility. Of the $12 million, approximately $9.5 million was spent in 1997 leaving a balance of $2.5 million to be spent in the 1998 fiscal year. Proceeds from the loan with General Electric Capital Corp. plus available borrowings under the construction loan and the Revolver, both with Sumitomo Bank, should be sufficient to fund these expenditures. The Company anticipates having sufficient availability under its Revolver and equipment line of credit, as well as vendor financing, to fund the approximately $1.8 million of new projects currently being contemplated.

Recent Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock-based compensation plans in accordance with the provisions of APB 25.

         In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted beginning with the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The Company does not anticipate the adoption of SFAS 128 to have a significant impact on the calculation of primary and fully diluted earnings per share.

Forward-Looking Statements

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to the Company's dependence on the computer and consumer electronics industries, its concentration of customers, fluctuations in operating results, potential significant indebtedness and leverage, competition, variability of customer requirements and nature of customer commitments on orders, the integration of the Company's new Mexican manufacturing facility and other risks described in the Company's Registration Statement on Form S-1 in respect of its IPO. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact occur.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

         The financial statements and supplementary data of the Company appear on pages F-2 through F-22 of this Annual Report on Form 10-K, are indexed herein under Item 14(a)(1), and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
        -----------------------------------

         As approved by the Company's Board of Directors, the Company replaced Block, Plant, Eisner, Fiorito & Belak-Berger ("BPEFB") in January 1997. The reports of BPEFB for each of the fiscal years ended October 29, 1995 and October 30, 1994 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BPEFB would have caused it to make reference to the subject matter of the disagreements in conjunction with its reports.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The directors and executive officers of the Company and the executive officers and key employees of AB Plastics, and their ages as of January 20, 1998, are as follows:

         Name                                    Age               Positions
         ----                                    ---               ---------
         Geoffrey J.F. Gorman...............     40                Chairman of the Board of the Company and
                                                                     AB Plastics
         Michael A. Gibbs...................     61                President and Director of the Company and
                                                                     Chief Executive Officer of AB Plastics
         James S. Adams.....................     68                President of AB Plastics
         G. Michael Frink...................     47                Vice President - Sales and
                                                                     Marketing of AB Plastics
         Stephen M. Adams...................     37                Vice President - Technology of AB Plastics
         Jawed Ghias........................     43                Vice President - Manufacturing of AB
                                                                     Plastics
         Paul J. Iacono.....................     37                Vice President - Finance of the Company
                                                                     and AB Plastics
         Christopher H.B. Mills.............     44                Director

         Jay M. Swanson.....................     45                Director

         Geoffrey J.F. Gorman became the Chairman of the Board of the Company and AB Plastics in September 1996. Mr. Gorman also serves as managing partner of Private Equity Partners, L.L.C., an investment fund, which he founded in March 1996. From 1985 to June 1996, Mr. Gorman was a managing partner and shareholder of Ardshiel, Inc., an investment fund specializing in leveraged buyouts. Mr. Gorman is currently the Co-Chairman of the Board of Santa Maria Foods Corporation, a producer and distributor of Italian specialty foods, and a director of Analab, Inc., an environmental testing company. He was previously a director of Golden State Vintners, Koala Springs International, Inc., Protein Genetics, Inc. and The Swanson Company. Mr. Gorman received a B.A. from Boston University in 1979 and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College in 1985.

         Michael A. Gibbs became the President of the Company, Chief Executive Officer of AB Plastics and a director of the Company and AB Plastics in September 1996. Mr. Gibbs is also the President of Page Mill Corporation, a consulting firm which he began in 1971. Mr. Gibbs has been involved since 1991 as an advisor and principal in the identification, evaluation, acquisition and operation of companies in the plastics industry including Styrex Industries, Inc., an injection-molded plastics components manufacturer which was sold in 1993 to PureTech Industries, Inc. Mr. Gibbs began his business career in 1964 with the international business consulting firm of Booz Allen & Hamilton and spent five years as Vice President of Corporate Planning for Reliance Holdings Corporation (formerly, Leasco Corporation) before becoming an independent entrepreneur and business advisor in 1973. For the past 25 years, Mr. Gibbs has served as a financial and business advisor to third parties in the identification, financing, acquisition and operation of approximately 42 businesses, and has participated as a principal stockholder, executive officer and director in certain of such businesses. A food distribution business and a glass distribution business in which Mr. Gibbs was the sole stockholder and served as chief executive officer filed for Chapter 11 reorganization under the federal Bankruptcy Code in 1980 and 1991, respectively. From July 1991 through October 1993, Mr. Gibbs rendered services for various corporate affiliates of The Selzer Group and Transnational Capital Ventures, Inc., privately-owned companies engaged in situations involving financially and/or operationally troubled companies. In connection with providing such services, Mr. Gibbs served in various capacities as an executive officer or director of C-B/Murray Corporation, Inc. and American Specialty Equipment Corp., companies which filed for Chapter 11 reorganization within the past five years. Mr. Gibbs received a B.S. degree in Engineering from the University of Alabama in 1957 and a Masters degree in Industrial Management from New York Polytechnic Institute in 1965.

         In June 1995, Mr. Gibbs individually filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. Such filing was occasioned primarily as a result of litigation commenced against Mr. Gibbs by a financial institution seeking payment of a personal loan made by such institution to Mr. Gibbs in 1989. Mr. Gibbs accepted such loan principally in reliance upon the completion of the sale of a business in which Mr. Gibbs was a principal stockholder and which such financial institution had committed to finance, but which sale was not completed. Mr. Gibbs has counterclaimed against the institution alleging breach of its financial commitment. In April 1997, Mr. Gibbs filed a plan of reorganization with the federal bankruptcy court in Connecticut. Such plan, as well as the litigation between Mr. Gibbs and the financial institution, is currently pending. Mr. Gibbs has been advised by bankruptcy counsel that inasmuch as his investment in the securities of the Company was made following the filing of his petition for reorganization, the shares of Common Stock of the Company owned of record and beneficially by Mr. Gibbs would not be part of the bankruptcy estate or be required to be used to finance his plan of reorganization in a Chapter 11 proceeding.

         James S. Adams, is one of the co-founders of AB Plastics and for the past 40 years has served as a senior executive officer of AB Plastics. Since 1982, Mr. Adams has served as President of AB Plastics. Mr. Adams received a B.S. in Business Management from Pepperdine University in 1979. Mr. Adams is the uncle of Stephen M. Adams.

         G. Michael Frink became Vice President - Sales and Marketing of AB Plastics in February 1997. He previously served as a Regional Manager of Business Development of Southern Plastic Mold, Inc., a custom plastic injection molder, from January 1992 to November 1996, and as West Coast Regional Manager of Tenera, Inc., a plastic and sheet metal component manufacturer, from November 1996 to February 1997. Mr. Frink also held positions in sales and program management at Avedon Engineering, a custom plastic injection molder, from 1984 to December 1991. Mr. Frink received a B.A. in Business Administration from the University of Oregon in 1972.

         Stephen M. Adams, the son of one of the co-founders of AB Plastics, became the Company's Vice President - Technology in September 1996. Since 1982, Mr. Adams has served in a number of engineering and technology-related positions with AB Plastics, the most recent being Vice President - Operations. Mr. Adams received a B.S. in Industrial Technology from Chico State University in 1983 and is currently completing on a part-time basis an M.B.A. from the University of Phoenix. Mr. Adams is the nephew of James S. Adams.

         Jawed Ghias became Vice President - Manufacturing of AB Plastics in February 1996. From 1985 to February 1996, Mr. Ghias held a number of positions with Industrial Molding Corporation ("IMC"), a custom plastic injection molder, including Vice President of the Plastics Division, Plant Manager, Quality Assurance Manager and Assembly Manager. Mr. Ghias received a B.S. in Mechanical Engineering from N.E.D. University of Engineering and Technology in Pakistan in 1983.

         Paul J. Iacono became Vice President-Finance of the Company and AB Plastics in October 1996. He previously served as Director of Finance of Compounding Technology, Inc., a plastic compounding subsidiary of M.A. Hanna Company, from March 1993 to September 1996. Mr. Iacono also served as Manager of Business Operations of Ele Corporation, a custom plastic injection molder, from October 1991 to February 1993, and in variety of positions in accounting and operations including Controller and Materials Manager of IMC from 1980 to 1991. Mr. Iacono received a B.A. in accounting from California State University at Fullerton in 1984 and an M.B.A. from Pepperdine University in 1996.

         Christopher H.B. Mills joined the Company's Board of Directors in September 1996. Mr. Mills has been a managing director of North Atlantic Smaller Companies Investment Trust plc, an investment trust, since 1984, and a director and senior investment manager of JO Hambro & Partners Limited, an investment advisor, since 1993, both of which are based in London. Mr. Mills serves as a director of American Opportunity Trust plc, an investment trust, Horace Small Apparel plc, a manufacturer of occupational uniforms, and Oryx International Growth Food plc, an investment fund, which are publicly-traded companies in the United Kingdom. Mr. Mills also serves as a director of D.S. Bancor Inc., a bank holding company, and PS Group Holdings Inc., an aircraft leasing company, which are publicly-traded companies in the United States. Mr. Mills was educated at Eton College and received a degree in Business Studies from the Guildhall University in London in 1974.

         Jay M. Swanson joined the Company's Board of Directors in May 1997. Since February 1994, Mr. Swanson has been the Managing Partner of Swanson Ventures and Blacksmith Partners, private investment firms specializing in leveraged buyouts. Mr. Swanson currently serves as the Co-Chairman of the Board of Santa Maria Foods Corporation, a producer and distributor of Italian specialty foods, is on the Board of Directors of Northern Management Corp. and is a partner in The Contrarian Group, an investment fund. From 1976 to January 1994, Mr. Swanson served in various roles with John Hancock Financial Services managing portfolios of investments. In 1994, Mr. Swanson was appointed to the Advisory Board of the Competitiveness Center of the Hudson Institute. Mr. Swanson received a B.S. in Finance from the University of Illinois in 1974.

         All directors are elected annually and hold office until the next annual meeting of stockholders of the Company and until their successors have been duly elected and qualified. The Company's By-laws provide that the Board of Directors will consist of between three and nine members, and the number of directors is currently set at four. Officers are elected by and serve at the discretion of the Board of Directors. Except for the relationship between James S. Adams and Stephen M. Adams, there are no family relationships among the directors and officers of the Company.

Committees of the Board of Directors

         In September 1997, the Company established an Audit Committee and a Compensation Committee. The Audit Committee, among other things, makes recommendations to the Board of Directors regarding the independent auditors to be nominated for ratification by the stockholders, reviews the independence of those auditors and reviews audit results. The Compensation Committee recommends to the Board compensation plans and arrangements with respect to the Company's executive officers and key personnel. The Audit Committee currently consists of Michael A. Gibbs, Christopher H.B. Mills and Jay M. Swanson, and the Compensation Committee currently consists of Geoffrey J.F. Gorman and Messrs. Mills and Swanson. The Board of Directors does not currently have and does not intend to establish a Nominating Committee as such functions are to be performed by the entire Board of Directors.

Compensation of Directors

         The Company pays JO Hambro & Partners Limited ("JO Hambro"), of which Christopher H.B. Mills, a director of the Company, is a director, an annual fee of $50,000, payable quarterly, as a director's fee. Under a September 1996 agreement with JO Hambro, the Company is required to make these payments to JO Hambro as long as a representative of JO Hambro serves on the Board of Directors of the Company or AB Plastics and certain investors, previously introduced to the Company by JO Hambro, hold in the aggregate in excess of 10% of the outstanding shares of the Company's Common Stock on a full-diluted basis. In addition, the Company pays Jay M. Swanson, a director of the Company, an annual retainer of $10,000 for serving on the Board of Directors, plus $1,000 for each meeting of the Board of Directors or committee thereof attended. Mr. Swanson also received an option to purchase 10,000 shares of Common Stock at an exercise price of $8.00 per share for serving as a director. The Company does not intend to separately compensate employees for serving as directors.

Limitation of Liability and Indemnification

         Pursuant to the provisions of the Delaware General Corporation Law (the "Delaware Law"), the Company has adopted provisions in its Certificate of Incorporation which provide that directors of the Company shall not be personally liable for monetary damages to the Company or its stockholders for a breach of fiduciary duty as a director, except for liability as a result of
(i) a breach of the director's duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) an act related to the unlawful stock repurchase or payment of a dividend under Section 174 of the Delaware Law, and (iv) transactions from which the director derived an improper personal benefit. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

         The Company's Certificate of Incorporation also authorizes the Company to indemnify its officers, directors and other agents, in accordance with the Company's by-laws, agreements or otherwise, to the full extent permitted under the Delaware Law. The Company intends to enter into indemnification agreements with its directors and officers which may, in some cases, be broader than the specific indemnification provisions contained in the Delaware Law. The indemnification agreements may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance if available on reasonable terms.

         At present, there is no pending litigation or proceeding involving a director, officer, employee or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Based solely upon its review of the copies of reports required by
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), received by the Company, or representations from certain reporting persons that no year-end Forms 5 were required for those persons, the Company believes that, during the fiscal year ended October 26, 1997, all filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners under Section 16(a) of the Exchange Act were complied with.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The following table sets forth the total compensation paid by the Company to the Company's Chief Executive Officer and the other four executive officers of the Company (collectively, the "Named Executive Officers") whose total compensation exceeded $100,000 for the fiscal year ended October 26, 1997:

                                                                                         Long-Term
                                              Summary Compensation Table               Compensation
                                                                                       -------------
                                                    Annual Compensation(1)                No. of
                                            ------------------------------------        Securities
                                            Fiscal                                      Underlying        All Other
Name and Principal Position                  Year          Salary         Bonus          Options        Compensation
---------------------------                  ----          ------         -----          -------        ------------
Michael A. Gibbs..................           1997        $120,833(2)      $     0        222,222              $0
President of the  Company  and Chief         1996               0(3)            0        200,000               0
Executive Officer of AP Plastics

James S. Adams....................           1997        $100,000         $ 8,000              0              $0
President of AB Plastics                     1996         232,365               0         46,124               0

Jawed Ghias.......................           1997        $140,000         $35,000              0              $0
Vice  President-Manufacturing  of  AB        1996          99,523           5,000        160,000               0
Plastics

Paul J. Iacono....................           1997        $ 85,289         $42,500              0              $0
Vice President - Finance of the              1996           3,269               0        120,000               0
Company and AB Plastics(4)

Stephen M. Adams..................           1997        $100,000         $16,000              0              $0
Vice President-Technology of AB              1996          96,366               0         23,062               0
Plastics

--------------
(1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such column. The aggregate amount of perquisites and other personal benefits provided to any Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total annual compensation paid to such officer.

(2) Mr. Gibbs and a corporate affiliate of Mr. Gibbs received approximately $92,000 from the Company pursuant to a management agreement effective as of August 1, 1996. See "-Employment and Management Agreements."

(3) Mr. Gibbs and a corporate affiliate of Mr. Gibbs received in the aggregate approximately $200,000 pursuant to a consulting agreement commencing in February 1996, superseded by a management agreement effective as of August 1, 1996. See "-Employment and Management Agreements."

(4) Mr. Iacono became Vice President - Finance of the Company and AB Plastics in October 1996.


Options Granted During Fiscal 1997

         The following table sets forth certain information regarding grants of stock options to purchase the Company's Common Stock made to each of the Named Executive Officers during the fiscal year ended October 26, 1997:


                                                                                                         Potential
                                                                                                      Realizable Value
                                                                                                         at Assumed
                                                                                                       Annual Rates of
                                                                                                         Stock Price
                                                                                                       Appreciated for
                                                                     Individual Grants                Option Term (2)
                                                            -------------------------------------     -----------------

                          Number        Percent of
                            of            Total
                        Securities       Options             Exercise     Fair Market
                        Underlying       Granted             Price         Value on
                         Options     to Employees in          Per            Date        Expiration
Name                     Granted        Fiscal Year         Share(1)       of Grant        Date             5%     10%
----                     -------        -----------         --------       --------        ----             --     ---
Michael A. Gibbs .....  222,222            100%             $8.00            $8.00      10/31/2002          $0     $0
  President of the
  Company
  and Chief Executive
  Officer of AB Plastics

--------------
(1) All options were granted at or above market value on the date of grant.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on option exercises are dependent upon other factors, including the future performance of the Common Stock and overall stock market conditions.


Aggregated Option Exercises During Fiscal 1997 and Fiscal Year-End Option Values

         The following table sets forth information on options exercised, unexercised options and year-end option values in each case with respect to options to purchase shares of the Company's Common Stock held at October 26, 1997 by each of the Named Executive Officers:

                                                                        Number of Securities      Value of Unexercised
                                                                        Underlying Unexercised    In-the-Money Options
                                                                        Options at Fiscal         at Fiscal Year End(1)
                                      Shares Acquired                   Year End (Exercisable/    (Exercisable/
 Name                                 on Exercise(2)  Value Realized    Unexercisable)            Unexercisable(2)
 ----                                 --------------  --------------    --------------            ----------------
 Michael A. Gibbs.................       200,000       $1,400,000               0/222,222                  -
 President  of the Company and Chief
 Executive Officer of AB Plastics

 James S. Adams...................        46,124       $   322,868                  --                     --
 President of AB Plastics

 Jawed Ghias......................             -               -                0/160,000              0/1,233,600
 Vice  President-Manufacturing of AB
 Plastics
                                               -               -                0/120,000                0/937,200
 Paul J. Iacono...................
 Vice President - Finance of the
    Company and AB Plastics


 Stephen M. Adams.................        23,062       $  161,434                   --                     --
 Vice  President - Technology  of AB
 Plastics

-------------
(1) Represents the difference between the closing sales price of the Common Stock on October 26, 1997 ($8.81) and the exercise price of the option multiplied by the applicable number of options.

(2) Each officer delivered to the Company his promissory note in respect of the aggregate exercise price for such shares. See "Certain Relationships and Related Transactions."

Employment and Management Agreements

         In October 1996, the Company entered into a management agreement with PEP, effective as of August 1, 1996 of which Geoffrey J.F. Gorman, the Chairman of the Board of the Company, is the managing partner. Under this agreement, PEP and Mr. Gorman have agreed to serve as consultants to the Company and AB Plastics with primary responsibilities, subject to the direction of the Company's Board, to review the general policies of the companies and to render assistance in connection with various forms of financings on their behalf. In exchange for such services, in October 1996, the Company paid PEP an aggregate of $225,000, representing $150,000 in fees for services provided prior to the date of such agreement and $75,000 of reimbursable expenses, and the Company and AB Plastics have agreed jointly to pay PEP an annual consulting fee of $100,000, payable in monthly installments, and to provide benefits to Mr. Gorman comparable to those provided to the Company's executive officers. The management agreement extends through September 30, 2001, and includes non-disclosure, non-competition and non-solicitation provisions through such date or so long as PEP or Mr. Gorman continue to own shares of Common Stock of the Company or hold options or warrants to purchase such Common Stock.

         In September 1997, Mr. Gibbs entered into an employment agreement with the Company expiring October 31, 2000. Pursuant to such agreement, Mr. Gibbs serves as the President of the Company and Chief Executive Officer of AB Plastics, and devotes not less than 75% of his business and professional time to the affairs of the Company and AB Plastics. Under the terms of such employment agreement, Mr. Gibbs receives a base salary of $275,000 per year, and is entitled to receive annual bonuses of $100,000, $200,000 and $300,000 in each of the Company's fiscal years ending in 1998, 1999 and 2000, respectively, if the Company's EBITDA (as defined) shall equal or exceed $12.0 million, $18.0 million and $24.0 million, or increments thereof, in the fiscal years ending in 1998, 1999 and 2000, respectively. In addition, the Company agreed to provide benefits to Mr. Gibbs comparable to those provided to the Company's executive officers. The employment agreement includes non-disclosure, non-competition and non-solicitation provisions.

         Pursuant to his employment agreement, the Company granted Mr. Gibbs options to purchase an aggregate of 222,222 shares of Common Stock of the Company pursuant to the 1997 Stock Option Plan. Such options expire October 31, 2002 and are only exercisable at a time in which Mr. Gibbs shall be performing services for the Company, unless such services are terminated by the Company "without cause," as defined in his employment agreement. In addition, the options vest and are exercisable prior to their expiration date, only to the extent of (i) 74,074 shares if the average of the closing prices of the Company's Common Stock, as reported on Nasdaq or any national securities exchange for any 30 consecutive trading days (the "Average Closing Price"), shall equal or exceed $16.00 per share, (ii) 148,148 shares if the Average Closing Price shall equal or exceed $24.00 per share and (iii) 222,222 shares if the Average Closing Price shall equal or exceed $32.00 per share. See "Stock Option Plans" below.

         In September 1996, in connection with the acquisition of AB Plastics, AB Plastics entered into employment agreements with James S. Adams to serve as the President of AB Plastics through June 1999 and with Stephen M. Adams to serve as the Vice President-Technology of AB Plastics through September 1999. Pursuant to the employment agreements, James S. Adams has agreed to continue to perform services primarily in connection with customer relations and strategic long-term planning and Stephen Adams has agreed to continue to supervise, on a day-to-day basis, the technical aspects of the Company's business. The Company currently pays each of James S. Adams and Stephen M. Adams an annual salary of $100,000 and provides them with customary health and medical benefits. These individuals have also agreed not to compete with the Company for the period through September 2001 and September 2000, respectively, and not to disclose confidential information relating to the Company at any time.

         AB Plastics has also entered into employment agreements with each of
G. Michael Frink, Jawed Ghias and Paul J. Iacono to serve as Senior Vice President-Sales and Marketing, Vice President-Manufacturing and Vice President-Finance of AB Plastics, respectively. Under such agreements, AB Plastics currently pays annual base salaries of $100,000, $140,000 and $100,000 to Messrs. Frink, Ghias and Iacono, respectively. Each of such individuals is also entitled to receive an annual bonus, with Mr. Frink entitled to receive up to $80,000 for achieving target performance levels based on sales and diversification of AB Plastics' customer base, with a minimum of $20,000. Messrs. Ghias and Iacono are entitled to participate in AB Plastics' bonus pool for executive employees, to be established by the Board, to receive up to one-half of his annual base salary. Each of such individuals has also agreed not to compete with the Company during the term of his agreement and for one year thereafter and not to disclose confidential information relating to AB Plastics at any time.

Stock Option Plans

         1996 Stock Option Plan. In September 1996, the stockholders of the Company approved the Company's 1996 Stock Option Plan, as previously adopted by the Company's Board of Directors (the "1996 Plan"), pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 800,000 shares of Common Stock. There are currently outstanding under the 1996 Plan stock options for an aggregate of 440,000 shares of Common Stock at an exercise price of $1.00 per share, expiring on December 31, 2002. The exercise price under such outstanding stock options represents not less than 100% of the fair market value of the underlying Common Stock as of the date that such options were granted, as determined by the Board of Directors of the Company on the date that such options were granted. Options to purchase 50,808 shares were granted to Mr. Gorman in 1996 at an exercise price of $1.00 per share, and options to purchase 200,000 shares were granted to Mr. Gibbs in 1996 at an exercise price of $1.00 per share, all of which options were exercised in September 1997.

         With respect to incentive stock options, the 1996 Plan provides that the exercise price of each such option must be at least equal to 100% of the fair market value of the Common Stock on the date that such option is granted (and 110% of fair market value in the case of stockholders who, at the time the option is granted, own more than 10% of the total outstanding Common Stock), and requires that all such options have an expiration date not later than that date which is one day before the tenth anniversary of the date of the grant of such options (or the fifth anniversary of the date of grant in the case of 10% or greater stockholders). However, with certain limited exceptions, in the event that the option holder ceases to be associated with the Company, or engages in or is involved with any business similar to that of the Company, such option holder's incentive options immediately terminate. Pursuant to the 1996 Plan, the aggregate fair market value, determined as of the date(s) of grant, for which incentive stock options are first exercisable by an option holder during any one calendar year cannot exceed $100,000.

         1997 Stock Option Plan. In June 1997, the stockholders of the Company approved the Company's 1997 Stock Option Plan, as previously adopted by the Company's Board of Directors (the "1997 Plan"), pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 800,000 shares of Common Stock. The Plan also provides for the grant of stock appreciation rights, restricted stock, performance share and performance units at the discretion of the Company's Board of Directors. There are currently outstanding under the 1997 Plan stock options to purchase an aggregate of 330,722 shares of Common Stock, of which 222,222 options are at an exercise price of $8.00 per share and 108,500 options are at an exercise price of $8.50 per share. See "Employment and Management Agreements." The requirements of the 1997 Plan with respect to incentive stock options are identical to the requirements of the 1996 Plan.

Compensation Committee Interlocks and Insider Participation

         The members of the Compensation Committee of the Board of Directors are Geoffrey J.F. Gorman, Christopher H.B. Mills and Jay M. Swanson. No member of the Board of Directors or the Compensation Committee has any interlocking relationship with any other corporation that requires disclosure under this heading.

Board Compensation Committee Report on Executive Compensation

         The Compensation Committee (the "Committee") of the Board of Directors of the Company was established in September 1997 and did not hold any meetings during the fiscal year ended October 26, 1997. The duties and responsibilities of the Committee include the following:

         (a) approval of annual salaries and other benefits provided for executive officers of the Company;

         (b) approval of the adoption of compensation plans in which the executive officers of the Company may be participants and awarding of benefits under such plans; and

         (c) undertaking studies and making recommendations with respect to the Company's compensation structure and policies and the development of management personnel.

         The Committee's policies with respect to executive compensation are intended to achieve the following goals. First, they are intended to create base compensation levels sufficient to attract and retain talented and dedicated executive officers. Second, the compensation policies are intended to provide a direct link between performance during the year (both the performance of the Company as a whole and the performance of the individual officer) as a part of the officer's compensation. Third, the compensation policies are intended to provide executive officers with the opportunity to acquire an equity stake in the Company through the grant of options pursuant to the Company's stock-based incentive plan.

         During the fiscal year ended October 26, 1997, the full Board approved bonuses and granted options to certain of its executive officers and certain employees. In each case, the Board's decision was based upon the principles and procedures outlined above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of January 20, 1998, by:
(i) each of the Named Executive Officers who beneficially owns any shares,
(ii) each of the Company's directors who beneficially owns any shares, (iii) all directors and executive officers of the Company as a group, and (iv) each other person known by the Company to own beneficially more than 5% of the Company's Common Stock. Except as otherwise noted, the persons named in this table, based upon information provided by such persons, have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

                                                                        Number of              Percent of
                                                                          Shares             Common Stock
       Name and Address of                                             Beneficially           Beneficially
       Beneficial Owner (1)                                             Owned (2)              Owned (2)
       --------------------                                             ---------              ---------
       North Atlantic Smaller Companies Investment
         Trust plc...................................................        787,500              16.1%
       Private Equity Partners, L.P.(3) .............................        279,106               5.7
       Sirrom Investments, Inc. .....................................        447,144               9.2
       Geoffrey J.F. Gorman..........................................        479,914(4)            9.8
       Michael A. Gibbs..............................................        446,515(5)            9.1
       James S. Adams................................................         46,124                *
       G. Michael Frink..............................................          1,250                *
       Stephen M. Adams..............................................         23,062                *
       Christopher H.B. Mills........................................        787,500(6)            16.1
       All directors and executive officers as a group
         (8 persons).................................................      1,737,852               35.6

---------------------
*   Represents less than 1% of outstanding Common Stock or voting power.

(1) The address of North Atlantic Smaller Companies Investment Trust plc and Christopher H.B. Mills is c/o JO Hambro & Partners Limited, 10 Park Place, London SW1A 1LP, United Kingdom. The address of Private Equity Partners, L.P. and Geoffrey J.F. Gorman is 808 Lexington Avenue, 2nd Floor, New York, New York 10021. The address of Sirrom Investments, Inc. is 500 Church Street, Suite 200, Nashville, Tennessee 37219. The address of each other beneficial owner is c/o AB Plastics Corporation, 15730 South Figueroa Street, Gardena, California 90248.

(2) Shares beneficially owned and percentage of ownership are based on 4,883,750 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or dispositive power with respect to such shares.

(3) PEP is the general partner of Private Equity Partners, L.P., a Delaware limited partnership.

(4) Includes (i) 279,106 shares of Common Stock owned by Private Equity Partners, L.P., of which Mr. Gorman is the managing partner of PEP, its general partner, and (ii) 271,091 shares of Common Stock owned directly which are pledged to the Company as collateral for certain loans. See "Certain Relationships and Related Transactions."

(5) Includes (i) 46,515 shares of Common Stock owned beneficially through Private Equity Partners, L.P., and (ii) 400,000 shares of common stock owned directly which are pledged to the Company as collateral for certain loans. Does not include 222,222 shares of Common Stock which may be issued in the future upon certain circumstances under options granted to Mr. Gibbs under the Company's 1997 Plan. See "Executive Compensation -- Employment and Management Agreements" and "Certain Relationships and Related Transactions."

(6) Represents shares owned beneficially by North Atlantic Smaller Companies Investment Trust plc, of which Mr. Mills is a managing director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         In connection with the capitalization of the Company and the acquisition of AB Plastics, in September 1996, the Company issued a $4.0 million, 13.5% subordinated term note to Sirrom, due September 2001, and a five-year warrant to purchase an aggregate of 800,000 shares of Common Stock of the Company, at a total exercise price of $2,000. In September 1997, Sirrom exercised such warrant. The Company has granted to Sirrom certain "piggyback" and demand registration rights with respect to the shares issued to Sirrom upon exercise of such warrant.

         In September 1996, the Company sold an aggregate of 500,000 shares of Common Stock to Private Equity Partners, L.P. for $500,000, or $1.00 per share, of which Geoffrey J.F. Gorman, the Company's Chairman of the Board, is the managing partner of PEP, the general partner of Private Equity Partners, L.P. Michael A. Gibbs, the President of the Company, purchased an undivided one-sixth interest in the equity holdings of Private Equity Partners, L.P. for $83,333.

         In September 1996, the Company issued five-year stock options and warrants exercisable at $1.00 per share to a number of persons, including Geoffrey J.F. Gorman, Chairman of the Board of the Company, Michael A. Gibbs, President of the Company, James S. Adams, President of AB Plastics, and Stephen M. Adams, Vice President-Technology of AB Plastics. In September 1997, each of Messrs. Gorman, Gibbs, James S. Adams and Stephen M. Adams exercised all stock options and warrants issued to them as a result of which Mr. Gorman purchased an aggregate of 200,808 shares of Common Stock for $200,808, Mr. Gibbs purchased an aggregate of 400,000 shares of Common Stock for $400,000, James S. Adams purchased an aggregate of 46,124 shares of Common Stock for $46,124, and Stephen M. Adams purchased an aggregate of 23,062 shares of Common Stock for $23,062. The purchase price for such shares were paid by Messrs. Gorman and Gibbs by delivering to the Company 8% non-recourse promissory notes (secured only by a pledge of their respective shares), and by Messrs. Adams by delivering 8% full-recourse promissory notes, in each case payable semi-annually as to interest, and as to principal on the earlier to occur of (a) the sale of the Company to any unaffiliated third party, whether through merger, sale of assets or like consolidation or combination, or (b) September 30, 2001. In addition, to the extent that any of such individuals shall effect any public or private sale, transfer or other disposition of any of their shares of Common Stock which they paid for with promissory notes, they will be obligated to apply all cash proceeds received by them, net of applicable federal and state taxes, to the prepayment of their respective notes, plus accrued and unpaid interest thereon to the date of sale, transfer or disposition.

         Under the terms of its partnership agreement with the limited partners of Private Equity Partners, L.P., PEP is entitled to receive 20% of the Net Profits (defined as all amounts received by the subject limited partners in excess of their total cash capital investment in the partnership) derived by all limited partners, other than Michael A. Gibbs, from the sale or disposition of partnership investments. Under the terms of the partnership agreement, as a result of the sale of a portion of the Company shares owned by Private Equity Partners, L.P., PEP received a cash payment of $159,182 in the IPO. In addition, Michael A. Gibbs, who owns 16-2/3% of the limited partnership interests of Private Equity Partners, L.P., received an aggregate of $259,178 from the sale of 36,815 shares beneficially owned by him through Private Equity Partners, L.P.

         In October 1996, the Company entered into a management agreement effective as of August 1, 1996, with PEP, of which Geoffrey J.F. Gorman, the Chairman of the Board of the Company, is the managing partner. See "Executive Compensation - Employment and Management Agreements."

         In October 1996, the Company entered into a management agreement, effective as of August 1, 1996, with a corporate affiliate of Michael A. Gibbs, the President of the Company, and Mr. Gibbs, individually. Under this agreement, Mr. Gibbs and his affiliate agreed to serve as a consultant of the Company with primary responsibilities, subject to the direction of the Company's Board, to review the general policies of the Company and to work with management of the Company in all aspects of manufacturing, sales, distribution and customer relations, the establishment of operating systems, cost savings methods and budgets. In exchange for such services, in October 1996, the Company paid Mr. Gibbs and his affiliate $183,333, representing fees for services provided prior to the date of such agreement, and agreed to pay Mr. Gibbs and his affiliate an aggregate annual consulting fee of $200,000, payable in monthly installments until the earlier of December 31, 1998 or the employment by the Company of a full-time chief executive officer. In September 1997, at the consummation of the IPO, the management agreement between the Company and Mr. Gibbs and his affiliate was terminated.

         In September 1996, the Company entered into an agreement with JO Hambro & Partners Limited ("JO Hambro"), of which Christopher H.B. Mills, a director of the Company, is a director. Pursuant to such agreement, the Company pays JO Hambro an annual fee of $50,000, payable quarterly, as a director's fee. The Company is required to make these payments to JO Hambro as long as a representative of JO Hambro serves on the Board of Directors of the Company or AB Plastics and certain investors, previously introduced to the Company by JO Hambro, hold in the aggregate in excess of 10% of the outstanding shares of the Company's Common Stock on a fully-diluted basis.

         In April 1997, the Company advanced $50,000 to Michael A. Gibbs as a personal loan evidenced by a note payable out of any net proceeds received by Mr. Gibbs from the sale of any shares of the Company's Common Stock held by him directly (not beneficially). The note bears interest at a rate equal to the highest interest rate paid by the Company or AB Plastics from time to time for borrowed money.

         Prior to the purchase of its principal executive offices in Gardena, California, the Company leased such offices from 15730 South Figueroa Properties, a California general partnership, of which James S. Adams, President of AB Plastics, is a general partner and holds a 50% interest in the partnership through a family trust. The other 50% interest in the partnership is held by the estate of Robert J. Adams, the brother of James S. Adams and father of Stephen M. Adams, who died in 1996. The Company purchased this facility in August 1997 for $3.1 million, the fair market value of such property as determined by two independent real estate appraisal firms. The partnership acquired the original lot and facility in 1980, and the side parcel in 1983, for a total of approximately $3.9 million. See "Properties"

         The Company's Certificate of Incorporation provides for indemnification of the Company's officers and directors in certain circumstances. The Company intends to enter into indemnification agreements with each of its directors and executive officers.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K
         ---------------------------------------------

         (a)(1) Financial Statements.

         The financial statements of Compass Plastics & Technologies, Inc. are submitted in a separate section beginning on page F-1 pursuant to the requirements of Form 10-K, Part II, Item 8 and Part IV, Items 14(a) and 14(d).

         (a)(2) Financial Statement Schedules.

         All schedules are omitted because they are not applicable or are not required, or because required information is included in the financial statements or the notes thereto.

         (a)(3) Exhibits.

Exhibit No.                Description
-----------                -----------
    3.1           Restated Certificate of Incorporation of the Company.(1)

    3.2           By-Laws of the Company. (1)

    4.1           Specimen Common Stock Certificate.(1)

   10.1           Form of Indemnification Agreement.(1)

   10.2           1996 Stock Option Plan.(1)

   10.3           1997 Stock Option Plan.(1)

   10.4           Management  Agreement,  dated as of October 1, 1996 but  effective as of August 1, 1996,  between
                  AB Plastics, the Company and Private Equity Partners, L.L.C.(1)

   10.5           Form of Employment Agreement, dated July 1997, between the Company and Michael A. Gibbs.(1)

   10.6           Employment Agreement, dated September 27, 1996, between AB Plastics and James S. Adams.(1)

   10.7           Employment Agreement, dated January 31, 1997, between AB Plastics and G. Michael Frink.(1)

   10.8           Employment Agreement, dated September 27, 1996, between AB Plastics and Stephen M. Adams.(1)

   10.9           Employment Agreement, dated as of September 27, 1996, between AB Plastics and Jawed Ghias.(1)

  10.10           Employment Agreement, dated as of September 27, 1996, between AB Plastics and Paul J. Iacono.(1)

  10.11           Commercial Loan Agreement,  dated as of September 27, 1996,  between  Sumitomo Bank of California and AB Plastics, as amended on June 5, 1997.(1)

  10.12           Facility License Agreement, dated May 1, 1994, between Melea Limited and AB Plastics.(1)

  10.13           Loan  Agreement,  dated as of  September  27,  1996,  between  Sirrom  Investments,  Inc.  and AB
                  Plastics.(1)

  10.14           Second Amendment to the Commercial Loan Agreement, dated August 1, 1997, between AB
                  Plastics and Sumitomo Bank of California.(2)

  10.15           Construction Loan Agreement, dated as of August 1, 1997, between Sumitomo Bank of California and AB Plastics.(2)

  10.16           Master  Security  Agreement,  dated as of November 20, 1997,  between  General  Electric  Capital
                  Corporation and AB Plastics,  as amended,  with form of Promissory Note and Corporate Guaranty of the Company.

   21.1           Subsidiaries of the Company.(1)

   27.1           Financial Data Schedule.

----------------------

(1) Incorporated herein by reference to Registration Statement on Form S-1 (No. 333-28741), effective September 3, 1997.

(2) Incorporated herein by reference from Quarterly Report on Form 10-Q for the quarterly period ended July 27, 1997, filed October 15, 1997.

         (b)  Reports on Form 8-K.
              --------------------

              None.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMPASS PLASTICS & TECHNOLOGIES, INC.


                                           By:/s/ Michael A. Gibbs
                                              ----------------------------------
                                              Michael A. Gibbs
                                              President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


  Signature                                Title                                           Date
  ---------                                -----                                           ----
/s/ Geoffrey J.F. Gorman            Chairman of the Board and Director                     January 23, 1998
-------------------------------
Geoffrey J.F. Gorman


/s/ Michael A. Gibbs                President and Director (principal executive officer)   January 21, 1998
-------------------------------
Michael A. Gibbs


/s/ Paul J. Iacono                  Vice President-Finance (principal financial and        January 21, 1998
-------------------------------     accounting officer)
Paul J. Iacono


-------------------------------     Director                                               January __, 1998
Christopher H.B. Mills


/s/ Jay M. Swanson                  Director                                               January 20, 1998
-------------------------------
Jay M. Swanson

                     COMPASS PLASTICS & TECHNOLOGIES, INC.



                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

REPORTS OF INDEPENDENT ACCOUNTANTS..................................       F-2

FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of October 27, 1996 and as of
      October 26, 1997 (Company)....................................       F-4

   Statements of Operations for the Fifty-Two Weeks Ended
      October 29, 1995, and for the Forty-Eight Weeks Ended
      September 27, 1996 (Predecessor)..............................       F-6

   Consolidated Statements of Operations for the
      Four Weeks Ended October 27, 1996 and for the Fifty-Two
      Weeks Ended October 26, 1997 (Company)........................       F-6

   Statements of Stockholders' Equity for the Fifty-Two Weeks Ended
      October 29, 1995, and the Forty-Eight Weeks Ended September
      27, 1996 (Predecessor)........................................       F-7

   Consolidated Statements of Stockholders' Equity for the Four
      Weeks Ended October 27, 1996 and for the Fifty-Two Weeks
      Ended October 26, 1997
      (Company)......................................................      F-7

   Statements of Cash Flows for the Fifty-Two Weeks Ended
      October 29, 1995, and for the Forty-Eight Weeks Ended
      September 27, 1996 (Predecessor)...............................      F-8

   Consolidated Statements of Cash Flows for the Four Weeks Ended
      October 27, 1996 and for the Fifty-Two Weeks Ended October
      26, 1997 (Company).............................................      F-8

NOTES TO FINANCIAL STATEMENTS........................................     F-10

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                       Report of Independent Accountant


To the Board of Directors of
Compass Plastics & Technologies Inc.

We have audited the accompanying consolidated balance sheets of Compass Plastics & Technologies Inc. and Subsidiary as of October 27, 1996 and October 26, 1997, and the related statements of operations, stockholders' equity and cash flows for the forty-eight weeks ended September 27, 1996 ("Predecessor"), and the consolidated statements of operations, stockholders' equity and cash flows for the four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997 ("Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Predecessor for the fifty-two weeks ended October 29, 1995 were audited by other auditors, whose report dated June 19, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Plastics & Technologies Inc. and Subsidiary as of October 27, 1996 and October 26, 1997 and the results of their operations and their cash flows for the forty-eight weeks ended September 27, 1996, the consolidated results of their operations and their cash flows for the four weeks ended October 27, 1996 and the fifty-two weeks ended October 26, 1997 are in conformity with generally accepted accounting principles.

                                                 Marcum & Kleigman LLP

Woodbury, New York
January 10, 1998

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

Board of Directors
AB Plastics Corporation
Gardena, California

We have audited the statements of operations, shareholders' equity and cash flows of AB Plastics Corporation (an S Corporation) for the fifty-two weeks ended October 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of AB Plastics Corporation (an S Corporation) for the fifty-two weeks ended October 29, 1995 in conformity with generally accepted accounting principles.


                                  BLOCK, PLANT, EISNER, FIORITO & BELAK-BERGER

Encino, California
June 19, 1997

                     COMPASS PLASTICS & TECHNOLOGIES, INC.


                          Consolidated Balance Sheets

                                    Assets

                                                            Company
                                               ---------------------------------
                                               October 27,          October 26,
                                                  1996                 1997


Current Assets
    Cash and cash equivalents                 $   729,729          $   411,930
    Accounts receivable, net                    5,915,207            5,750,205
    Accounts receivable, other                     36,196              339,139
    Inventories                                 1,893,668            3,898,600
    Prepaid expenses                            1,124,185              227,131
    Prepaid income taxes                           18,515                    0
    Income tax receivable                          78,220                    0
    Other current assets, net                      17,500              528,442

                                              -----------          -----------
Total Current Assets                            9,813,220           11,155,447

Property, Plant & Equipment, net                8,622,927           18,111,455

Other Assets
    Goodwill, net                               1,376,523            1,807,409
    Deposits                                      167,953              123,748
    Other assets, net                             213,578              192,830

                                              -----------          -----------
Total Other Assets                              1,758,054            2,123,987

                                              ===========          ===========
Total Assets                                  $20,194,201          $31,390,889
                                              ===========          ===========

  The accompanying notes are an integral part of these financial statements.

                     COMPASS PLASTICS & TECHNOLOGIES, INC.


                          Consolidated Balance Sheets

                     Liabilities and Stockholders' Equity


                                                                              Company
                                                         -------------------------------------------

                                                             October 27,                October 26,
                                                                1996                       1997


Current Liabilities
   Accounts payable and accrued expenses                   $  4,181,770                 $  7,802,412
   Accrued payroll and related expenses                         564,365                      924,535
   Current portion of capitalized lease obligations             286,705                      122,846
   Income taxes payable                                          76,300                       54,597
   Current portion of long-term debt                                  0                      400,303
                                                           ------------                 ------------
Total Current Liabilities                                     5,109,140                    9,304,693

Other Liabilities
   Capitalized lease obligations, net of current portion        387,034                      573,089
   Long-term debt, net of current portion                    10,000,000                    6,026,435
   Deferred income taxes payable                              1,734,437                    1,838,648
                                                           ------------                 ------------
Total Other Liabilities                                      12,121,471                    8,438,172

                                                           ------------                 ------------
Total Liabilities                                            17,230,611                   17,742,865

Stockholders' Equity

   Preferred stock par value $.0001; 5,000,000
    shares authorized, none outstanding                               0                            0
   Common stock, par value $.0001; 20,000,000
    shares authorized, 2,000,000 and 4,883,750 shares
    issued and outstanding respectively                             200                          488
   Additional paid-in capital                                 2,799,800                   12,083,397
   Notes receivable from issuance of stock                            0                     (733,224)
   Retained earnings                                            163,590                    2,297,363

                                                           ------------                 ------------
Total Stockholders' Equity                                    2,963,590                   13,648,024

                                                           ------------                 ------------
Total Liabilities and Stockholders' Equity                 $ 20,194,201                 $ 31,390,889
                                                           ============                 ============


  The accompanying notes are an integral part of these financial statements.

                     COMPASS PLASTICS & TECHNOLOGIES, INC.


                           Statements of Operations

                                                             Predecessor                                 Company
                                               --------------------------------------       ------------------------------------

                                                 For the 52           For the 48            For the 4          For the 52
                                                 weeks ended          weeks ended          weeks ended        weeks ended
                                                 October 29,         September 27,         October 27,         October 26,
                                                    1995                 1996                  1996              1997
                                                                                         (Consolidated)      (Consolidated)
Sales                                            $ 42,678,959        $ 36,080,237        $  3,265,206       $ 43,980,178
Cost of Sales                                      38,960,968          32,126,687           2,625,813         35,758,880
                                                 ------------        ------------        ------------       ------------
Gross Profit                                        3,717,991           3,953,550             639,393          8,221,298

Operating Expenses
    Selling                                           443,916             478,866              36,922            684,562
    Administrative                                  1,239,549           1,393,184             203,906          2,091,015
                                                 ------------        ------------        ------------       ------------
Total Operating Expenses                            1,683,465           1,872,050             240,828          2,775,577
                                                 ------------        ------------        ------------       ------------
Operating Income                                    2,034,526           2,081,500             398,565          5,445,721

Other expense (income)
    Other income                                     (130,676)            (48,296)                  0            (16,379)
    Interest expense                                  434,761             429,216              98,742            994,596
    Other expense                                           0                   0              19,397                  0
                                                 ------------        ------------        ------------       ------------
Total other expense                                   304,085             380,920             118,139            978,217
                                                 ------------        ------------        ------------       ------------
Income before income taxes and
  extraordinary      loss                           1,730,441           1,700,580             280,426          4,467,504

Income tax expense (benefit)                           26,457              (9,526)            116,836          1,748,955
                                                 ------------        ------------        ------------       ------------
Income before extraordinary loss                    1,703,984           1,710,106             163,590          2,718,549

Extraordinary loss on existing extinguishment
 of debt, net of applicable tax benetif of
 $376,237                                                                                                        584,776
                                                 ------------        ------------        ------------       ------------
Net income                                       $  1,703,984        $  1,710,106        $    163,590       $  2,133,773
                                                 ============        ============        ============       ============

Per share data :
    Net income before extraordinary item                                                 $       0.05       $       0.70
    Extraordinary loss                                                                           0.00               0.15
                                                                                         ------------       ------------
    Net income per share                                                                 $       0.05       $       0.55
                                                                                         ============       ============
Weighted average common stock and
    common stock equivalents outstanding                                                    3,600,000          3,876,353
                                                                                         ============       ============


  The accompanying notes are an integral part of these financial statements.

                     COMPASS PLASTICS & TECHNOLOGIES, INC.


                      Statement of Stockholders' Equity

                                                                           Additional                                    Total
                                             Number of      Common          Paid-in         Retained                  Stockholders'
         Predecessor                          Shares        Stock           Capital         Earnings      Other          Equity
         -----------                          ------        -----           -------         --------      -----          ------
Balance, October 31, 1994                    9,965.40      $110,840               0        $5,470,884                   $ 5,581,724
  Net income                                                                                1,703,984                     1,703,984
  Distributions                                                                              (413,600)                     (413,600)
                                         ------------      --------     -----------        ----------                   -----------
Balance, October 29, 1995                    9,965.40       110,840               0         6,761,268                     6,872,108
  Net income                                                                                1,710,106                     1,710,106
  Distributions                                                                              (933,868)                     (933,868)
                                         ------------      --------     -----------        ----------                   -----------
Balance, September 27, 1996                  9,965.40       110,840               0         7,537,506                     7,648,346

         Common
         ------
  Recapitalization                                                                          (7,537,506)                  (7,537,506)
  Net income                                                                                   163,590                      163,590
  Issuance of warrants                                                      800,000                                         800,000
  Stock retirement                         (9,965.40)     (110,840)                                                        (110,840)
  Issuance of stock                        500,000.00            50       1,999,950                                       2,000,000
  Stock split                            1,500,000.00           150            (150)                                              0
                                         ------------      --------     -----------        ----------                   -----------
Consolidated balance, October 27, 1996   2,000,000.00           200       2,799,800           163,590                     2,963,590
  Net income                                                                                2,133,773                     2,133,773
  Issuance of warrants                                                          165                                             165
  Issuance of stock - Initial public
    offering                             2,883,750.00           288       9,283,432                                       9,283,720
  Notes receivable from issuance of
    stock                                                                                                 (733,224)        (733,224)
                                         ------------      --------     -----------        ----------     --------      -----------
Consolidated balance, October 26, 1997   4,883,750.00       $   488     $12,083,397        $2,297,363     (733,224)     $13,648,024
                                         ============      ========     ===========        ==========     ========      ===========


  The accompanying notes are an integral part of these financial statements.

                     COMPASS PLASTICS & TECHNOLOGIES, INC.


                     Consolidated Statements of Cash Flows


                                                                    Predecessor                            Company
                                                       ------------------------------------     ---------------------------------
                                                          For the 52         For the 48          For the 4        For the 52
                                                         weeks ended        weeks ended         weeks ended      weeks ended
                                                       October 29, 1995    September 27,        October 27,      October 26,
                                                                                1996               1996              1997
                                                                                              (Consolidated)    (Consolidated)

Cash Flows from Operating Activities
------------------------------------
Net Income                                             $  1,703,984       $  1,710,106       $    163,590       $  2,133,773

Adjustments to reconcile net income to net cash provided by operating activities:

     Loss on sale of equipment                                7,975                  0             19,397                  0
     Depreciation and amortization                          875,651            826,238             82,385          1,083,011
     Deferred income taxes                                    5,775             (1,587)            38,142             70,806
     Extraordinary charge                                                                                            961,013

Changes in assets - (increase) decrease:
     Accounts receivable, net                            (2,562,502)           325,737            253,360            165,002
     Accounts receivable, other                                 184             10,892            (34,353)          (302,944)
     Inventories                                           (708,385)         1,285,098            118,037         (2,065,223)
     Prepaid expenses                                        17,566            434,866           (305,967)          (140,966)
     Prepaid income taxes                                    24,749                  0             15,878             18,515
     Income tax refund receivable                                 0            (78,220)                 0           (642,020)
     Deposits                                               (75,008)          (167,953)                 0             44,206
     Other assets                                          (160,208)           132,060             13,298           (572,986)
Changes in liabilities - increase (decrease):                     0
     Accounts payable and accrued expenses                1,865,574         (1,417,354)          (320,491)         3,720,642
     Accrued payroll and payroll taxes payable               65,521             10,602             (2,866)           360,170
     Income taxes payable                                    (4,067)            (7,939)            62,816            698,537

                                                       ------------       ------------       ------------       ------------
Total Adjustments                                          (647,175)         1,352,440            (60,364)         3,397,763

                                                       ------------       ------------       ------------       ------------
Net Cash Provided by Operating Activities              $  1,056,809       $  3,062,546       $    103,226       $  5,531,535
                                                       ------------       ------------       ------------       ------------

Cash Flows from Investing Activities
------------------------------------
     Proceeds from sale of equipment                   $     91,462       $          0       $      6,000       $          0
     Purchase of equipment and improvements              (3,490,848)          (764,287)           (15,930)        (9,502,996)
     Collection on note receivable, other                   145,979            268,845            431,165                  0
     Proceeds from notes receivable, other                  (90,000)                 0                  0            (50,000)
     Investment in subsidiary                                     0                  0         (7,637,555)          (500,000)

                                                       ------------       ------------       ------------       ------------
Net Cash Used in Investing Activities                  ($ 3,343,407)      ($   495,442)      ($ 7,216,320)      ($10,052,996)
                                                       ------------       ------------       ------------       ------------


  The accompanying notes are an integral part of these financial statements.

                     COMPASS PLASTICS & TECHNOLOGIES, INC.



                                                                   Predecessor                                 Company
                                                       --------------------------------------     ----------------------------------

                                                          For the 52           For the 48             For the 4          For the 52
                                                         weeks ended          weeks ended            weeks ended        weeks ended
                                                       October 29, 1995      September 27,           October 27,        October 26,
                                                                                  1996                  1996                1997
                                                                                                  (Consolidated)      (Consolidated)

Cash Flows from Financing Activities
     Proceeds from long-term debt                      $  3,615,439        $          0          $  4,000,000          $  3,892,343
     Proceeds from line of credit                                 0           2,050,000             6,000,000            16,700,000
     Repayment of long-term debt                           (490,000)         (3,545,419)           (4,451,250)           (4,065,605)
     Repayment of capitalized lease obligations            (312,358)           (288,349)              (23,739)             (673,739)
     Repayment of line of credit                                  0                   0                     0           (20,200,000)
     Proceeds from issuance of stock                              0                   0             2,000,000             8,550,662
     Distributions to shareholders                         (185,800)           (933,868)                    0                     0
Net Cash (Used) Provided by
                                                       ------------        ------------          ------------          ------------
     Financing Activities                              $  2,627,281        ($ 2,717,636)         $  7,525,011          $  4,203,661
                                                       ------------        ------------          ------------          ------------

Net Increase (Decrease) in Cash and
                                                       ------------        ------------          ------------          ------------
     Cash Equivalents                                       340,683            (150,532)              411,917              (317,799)

Cash and Cash Equivalents - Beginning                       127,661             468,344               317,812               729,729

                                                       ------------        ------------          ------------          ------------
Cash and Cash Equivalents - Ending                     $    468,344        $    317,812          $    729,729          $    411,930
                                                       ============        ============          ============          ============


Supplemental Disclosures of Cash Flow Information
    Cash paid during the periods for:
     Interest                                          $    396,569        $    389,328          $          0          $    970,809
     Income taxes                                      $          0        $          0          $          0
Non-cash investing activities
     Sale of equipment for a note receivable                                                     $     27,631
     Sale of common stock for notes receivable                                                                         $    733,224
     Issue of warrant                                                                            $    800,000



  The accompanying notes are an integral part of these financial statements.

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

       For the fifty-two weeks ended October 29, 1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997.


NOTE 1 - Summary of Significant Accounting Policies

 Description of Business

         Compass Plastics & Technologies, Inc. (formerly AB Plastics Holding Corporation) and Subsidiaries (collectively, the "Company") manufactures plastic parts to customer specifications using custom-made injection molds. The Company has a concentration of credit risk in accounts receivable from Japanese-owned television and computer manufacturing companies. Most of the Company's revenues are derived from several major Japanese television and computer manufacturers.

 Business Combination

         Compass Plastics & Technologies, Inc. (formerly AB Plastics Holding Corporation) ("Compass") was formed on May 30, 1996 for the purpose of acquiring the stock of AB Plastics Corporation ("AB Plastics"). The acquisition was accounted for as a purchase effective September 27, 1996. Compass did not have any activities during the period from May 30, 1996 to September 27, 1996. All financial statements for periods subsequent to September 27, 1996, the date the acquisition was consummated, will include the accounts of Compass and its wholly-owned subsidiary, AB Plastics. The Predecessor refers to AB Plastics prior to the consummation of the acquisition.

         The aggregate purchase price for the acquisition of AB Plastics stock at September 27, 1996 was $7,637,555, which includes the cost of the acquisition, was financed through equity capital infusion, refinancing of long-term debt and issuance of a promissory note payable, and has been allocated to the assets purchased and the liabilities assumed of AB Plastics based upon the fair value on the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $1,381,797 and has been recorded as goodwill on the books of AB Plastics.

          In connection with the acquisition of AB Plastics, the Company had a contingent liability up to $500,000. On September 22, 1997, the liability was settled for $500,000, which was recorded as additional goodwill and will be amortized in accordance with the Company's policy for amortization of goodwill.

 General Accounting Policies

          The Company's accounting policies are substantially the same as that of the Predecessor.

  New Subsidiary

          On February 12, 1997, AB Plastics de Mexico, S.A. de C.V. (AB Mexico) was formed as a wholly-owned subsidiary of Compass for the purpose of manufacturing plastic parts in Mexico. AB Mexico commenced partial molding operations on November 1, 1997. As Mexico is considered a highly inflationary economy for the purpose of applying FASB Statement No. 52, "Foreign Currency Translation," the United States dollar will be used as the functional currency for this subsidiary. Therefore, all translation gains or losses, in addition to all gains and losses from foreign currency transactions, will be included in consolidated net income in fiscal 1998 and thereafter.



 Principles of Consolidation

          The consolidated financial statements for the fifty-two weeks ended October 26, 1997 include the accounts of Compass and its wholly owned subsidiaries, AB Plastics, and AB Mexico. The consolidated financial statements for the four weeks ended October 27, 1996 include the accounts of Compass and its wholly owned subsidiary AB Plastics. All significant inter-company transactions have been eliminated in consolidation.

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

       For the fifty-two weeks ended October 29, 1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997.


 Fiscal Year

               The Company maintains its books on a 52/53 week year ending on the last Sunday in October. Fiscal years in the three-year period including the fiscal years ended October 26, 1997, October 27, 1996 and October 29, 1995, each contained 52 weeks.

 Goodwill

              Goodwill is being amortized on a straight-line basis over a twenty-year period. Amortization of goodwill charged to operations for the fifty-two weeks ended October 29,1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997 amounted to $0, $0, $5,274 and $69,113, respectively.

 Advertising

              The Company expenses advertising costs as incurred.

 Cash and Cash Equivalents

              For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

              The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of October 27, 1996 and October 26, 1997.

 Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Inventories

              Inventories are stated at the lower of cost (first-in, first-out method) or market.

 Property, Plant and Equipment

              Property, plant and equipment are stated at cost. Expenditures for renewals and improvements are capitalized and maintenance and repairs are expensed as incurred. Depreciation and amortization are computed by the straight line method over the estimated useful lives of the assets as follows:

                   Buildings                                   40 years
                   Machinery and equipment                     5 to 20 years
                   Office furniture and equipment              3 to 10 years
                   Building improvements                       10 years

 Deferred Income Taxes

             Deferred income taxes result mainly from temporary differences resulting from using straight-line depreciation for financial statement reporting and accelerated depreciation for income tax purposes.

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

       For the fifty-two weeks ended October 29, 1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997.


 Stock Options

              In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25 (see Notes 9 and 12).

 Fair Value of Financial Instruments

             The Company's financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value. The Company has long-term debt which it believes is stated at estimated fair market value.

 Revenue Recognition

              Revenue from sales of products is recognized when products are shipped to the customer.

 Proforma Operating Results (Unaudited)

              The following are the proforma operating results for the fifty-two week period ended October 27, 1996 and October 29, 1995, as if the acquisition by the Company described above had occurred on October 30, 1995 and October 31, 1994, respectively. The proforma results give effect to changes in amortization and deferred income taxes from valuing the acquired net assets at estimated fair value and recording the excess of purchase price over the net assets acquired.


                                            52 weeks ended      52 weeks ended
                                            October 27,1996     October 29,1995
                                             (Unaudited)         (Unaudited)
                                           -----------------   -----------------
 Revenue                                       $39,345,443        $42,678,959
 Operating income                               $2,420,065         $2,034,526
 Other expenses                                 $1,223,059         $1,065,390
 Net income                                       $670,644           $535,450
 Net income per share                                $0.19              $0.15
 Weighted average common stock and
    common stock equivalents outstanding         3,600,000          3,600,000

             The proforma results of operations are not necessarily indicative of the actual operating results that would have occurred had the acquisition been consummated at the beginning of the period.

  Earnings per Share

              The computation of earnings per share is based on the weighted average number of outstanding common stock and common stock equivalents (stock options) and warrants using the modified treasury stock method. The number of outstanding

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

       For the fifty-two weeks ended October 29, 1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997.

common shares reflects a 4-for-1 stock split and the dilutive effects of 1,600,000 common stock equivalents (subsequent to the stock split) related to the Company's stock option plan and stock purchase warrants using the modified treasury stock method (see Notes 9, 10 and 12). The number of common shares outstanding is applied retroactively to all periods presented for earnings per share purposes to reflect earnings per share as if the common stock equivalent shares were outstanding for all periods presented.

         In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted beginning with the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The Company does not anticipate the adoption of SFAS 128 to have a significant impact on the calculation of primary and fully diluted earnings per share.

 Accounts Receivable

     Accounts receivable at October 27, 1996 and October 26, 1997 is shown net of allowance for doubtful accounts of $12,400.

 Pre-operating Costs

     Included in other current assets as of October 26, 1997 are pre-operating costs which amounted to $397,408 which represent organization and start-up costs (excluding capital expenditures) incurred by the Company in connection with construction of its new manufacturing facility in Tijuana, Mexico (the "facility") during its pre-operating period. Such expenditures will be fully amortized over a one year period commencing when the facility becomes operational.

 Reclassifications

     Certain amounts from the 1996 financial statements have been reclassified in order to conform with the 1997 presentation.

NOTE 2 -- Inventories

     Inventories consist of the following:

                                          October 27, 1996     October 26, 1997
                                         -----------------    ------------------

   Raw Materials                                  $912,708           $2,127,034
   Finished Goods and Work-in-Progress             980,960            1,771,566
                                                ----------           ----------
   Total                                        $1,893,668           $3,898,600
                                                ==========           ==========

NOTE 3 -- Prepaid Expenses

              Prepaid expenses consist of the current portion of deferred financing costs and various other prepaid expenses. Deferred financing costs are being amortized over the life of the respective loan and other prepaid expenses are being amortized over their useful lives.

NOTE 4 - Property, Plant and Equipment

          Property, plant and equipment consist of the following:

                                       October 27, 1996       October 26, 1997
                                      ------------------     ------------------

Land                                                 $0             $2,400,000
Buildings & Improvements                              0              1,410,462
Equipment                                     7,947,016              8,550,626
Mobile Equipment                                 29,979                 30,177
Office Furniture and Equipment                  353,935                562,496
Leasehold Improvements                          367,880                      0
Construction in Progress                              0              6,104,610
                                             ----------            -----------
                                             $8,698,810            $19,058,371
Less : Accumulated Depreciation                  75,883                946,916
                                             ----------            -----------
Property, Plant and Equipment, Net           $8,622,927            $18,111,455
                                             ==========            ===========

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

       For the fifty-two weeks ended October 29, 1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997.



              Depreciation expense charged to operations for the fifty-two weeks ended October 29,1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997 amounted to, $808,984, $822,103, $75,883 and $871,033, respectively.

              On September 27, 1996, equipment and improvements were revalued in accordance with the purchase method of accounting.

NOTE 5 -- Other Assets

     Other assets are stated at cost and consist of the following:

                                 October 27, 1996          October 26, 1997
                                ------------------        -------------------

 Deferred Financing Costs                $178,442                  $115,199
 Other Asset                                7,505                         0
 Notes Receivable                          27,631                    77,631
                                         --------                   -------
                                         $213,578                  $192,830
                                         ========                  ========

              Amortization expense charged to operations for the fifty-two weeks ended October 29,1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997 amount to $66,667, $4,135, $1,228 and $111,613 respectively.

              Included in other assets is a note receivable from the President of the Company which amounts to $50,000 at October 26, 1997 bearing interest at 13.5% with principal and interest payable upon the President receiving any proceeds from the sale of stock in the Company. The note is collaeralized by the maker's options and warrants in the Company.

NOTE 6 -- Long-Term Debt

              On September 27, 1996, AB Plastics entered into a line of credit agreement (the "Credit Agreement"), with Sumitumo bank of California (the "Bank") to borrow up to the lesser of $10,000,000 or the borrowing base, which consists of 85% of eligible accounts receivable and 50% of eligible inventory (the "Borrowing Base") plus a Borrowing Base supplemental amount under a revolving line of credit (the "Line of Credit"). The Borrowing Base supplemental amount at October 26, 1997 was $4,800,000 and commencing October 31, 1997 is to be reduced by $100,000 monthly. The Line of Credit matures on July 31, 2001, at which time the outstanding principal balance will be due and payable. The interest rate under the Line of Credit is 1/2% above the Bank's prime rate which was 8 1/2% on October 26, 1997, unless AB Plastics elects an optional interest calculation based on Eurodollars. At October 26, 1997, $2,500,000 was outstanding under the Line of Credit.

              In accordance with the Credit Agreement, AB Plastics also has an available equipment Line of Credit for $2,000,000 for which there was an outstanding balance of $467,837 at October 26, 1997. The interest rate on this line is 1/4% above the Bank's prime rate which was 8 1/2% on October 26, 1997. Interest is payable monthly and the principal balance is to be repaid in 36 equal monthly installments provided that the last payment shall be made no later than July 31, 2000. AB Plastics will also pay a commitment fee of .25% annually, payable quarterly on the unused line.

              On June 4, 1997 AB Plastics amended its Loan Agreement with the Bank to, among other things, extend the availability period under the Equipment Line to October 31,1997 and to extend the repayment terms to 48 months.

              The Credit Agreement is collateralized by substantially all of the assets of AB Plastics. Compass has guaranteed the Credit Agreement and the guaranty is secured by a pledge of all of the capital stock of AB Plastics. The Bank requires that AB Plastics maintain a stated net worth amount, and other financial ratios requirements, which AB Plastics met at October 26, 1997. The Company's revolving line of credit prohibits the Company from declaring, paying or making any dividend or distributiononits Common Stock.

              On September 27, 1996, Compass and AB Plastics entered into a loan agreement with a Sirron Investments, Inc. (the "Lender") in the amount of $4,000,000, which is evidenced by a promissory note (the "Note") which bears interest at 13.5% per annum with interest only payable monthly commencing on November 1, 1996. Annual principal payments are required on April 1, 1999,

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

       For the fifty-two weeks ended October 29, 1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997.


April 1, 2000 and April 1, 2001 equaling the lesser of excess cash flows as defined in the Note or $1,000,000. The remaining unpaid principal balance will be due and payable on September 27, 2001. The debt, which was recorded on Compass' books, was utilized by Compass to purchase the stock of AB Plastics. The Note, which has restrictions as to payment of dividends and issuance of stock rights, is subordinated to the Credit Agreement and is secured by substantially all the assets of AB Plastics.

             In consideration of making the loan, the Lender was granted the right (the "Warrant") to purchase up to 800,000 shares (after giving effect to the Company's 4-for-1 stock split) of the Company's common stock for a total exercise price of $2,000 (see Note 10). The Warrant is exercisable at any time until October 31, 2001. The Warrant, which was valued at $800,000 on September 27, 1996, has been recorded as deferred loan fees and is being amortized over the life of the loan. The Company's fair value determination was based on the Company's actual contemporaneous sales of common stock at $1.00 per share and contemporaneous grants of stock options having an exercise price of $1.00 per share.

              On August 21, 1997, the lender exercised its warrant and purchased 800,000 shares of the Company's outstanding common stock for a total exercise price of $2,000. On September 9, 1997, the Company repaid the note with an outstanding balance of $4,000,000 to the lender from proceeds from its IPO. In connection with repayment of subordinated debt, the company recorded an extraordinary loss of $584,776 (net of applicable income tax benefit of $376,237) resulting from the write off of deferred financing costs in connection with repayment of such indebtedness.


         On May 16, 1997, AB Plastics borrowed $1 million from Transamerica Business Credit Corporation to fund capital expenditures related to its Tijuana plant and to retire certain capitalized leases and loans . Net proceeds to AB Plastics were $465,334 after $534,666 was used to repay the outstanding principal balance, accrued interest and prepayment penalties on the outstanding debt. The loan is secured by certain equipment and is guaranteed by the Company. The loan's interest rate is 10.03% and repayable in 60 monthly payments of principal and interest. At October 26, 1997 $934,395 was outstanding under this borrowing.


              On August 1, 1997, AB Plastics entered into a construction loan agreement (the "Construction Loan") in the amount of $3,500,000 for the purpose of purchasing the South Figueroa Street facility (see Note 9) and the construction of a warehouse facility at such location. The construction loan which is evidenced by a promissory note (the "Note") which is secured by a deed of trust on the facility, bears interest at the bank's prime rate plus 0.50% per annum with interest only payable monthly commencing September 1, 1997. The note provides for repayment of principal in equal monthly installments of $14,583.33 commencing on February 1. 1998 to August 31, 2004 at which time the outstanding principal balance will be due and payable. The construction loan has been guaranteed by Compass. AB Plastics has entered into an environmental indemnity agreement with the bank, whereby AB Plastics will indemnify the bank for any loss arising under any environmental law in connection with its operations at the facility. At October 26, 1997 $2,224,506 was outstanding under the Construction Loan.

Long-term debt consists of:
                                           October 27, 1996    October 26, 1997
                                           -----------------   -----------------

13.5% promissory note - Sirron Investments        4,000,000
Bank borrowings - Sumitomo Bank of California     6,000,000           5,192,343
10.03% promissory note                                                  934,395
Other debt                                                              230,000

                                                 ----------           ---------
Long-term debt                                   10,000,000           6,426,738

Less current portion of long-term debt                                  400,303

                                                 ----------           ---------
Long-term debt, net of current portion           10,000,000           6,026,435
                                                 ==========           =========

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

       For the fifty-two weeks ended October 29, 1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997.


         The following is a schedule of the future minimum principal payment requirements on the Company's long-term debt:


                 52 Weeks ending last
                 Sunday in October                   Amount
                                                    --------
                       1998                         $507,516
                       1999                          578,770
                       2000                          625,099
                       2001                          403,118
                       2002                          318,979
                    Thereafter                     1,393,256
                                                  ----------
                       Total                      $3,826,738
                                                  ==========

NOTE 7 -- Capitalized Lease Obligations

              The Company is the lessee of equipment under capital leases expiring through the year 2002. The assets and liabilities are recorded at fair-market value. The assets are being depreciated over their estimated useful lives. Depreciation of assets under capital leases charged to expense for the fifty-two weeks ended October 29, 1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26,1997 amounted to $62,072, $72,132, $6,012 and $38,976 respectively. The following is a summary of property held under capital leases included in equipment:

                                         October 27, 1996      October 26, 1997
                                         ----------------      ----------------
  Equipment                                    $1,351,859              $806,247
  Less: Accumulated Depreciation                   (6,012)              (11,849)
                                               ----------              --------
  Total                                        $1,345,847              $794,398
                                               ==========              ========

              Minimum future lease payments under capital leases as of October 26, 1997 for each of the next five years, and in the aggregate, are as follows:

52 Weeks ending last
Sunday in October                                              Amount
                                                             --------
1998                                                         $215,596
1999                                                          255,336
2000                                                          255,336
2001                                                          119,856
2002                                                           30,815
                                                           ----------
Total minimum lease payments                                  876,939
Less : Amount representing interest                          (181,004)
                                                           ==========
Present value of net minimum lease payments                  $695,935
                                                           ==========

Current portion                                              $122,846
Long-term portion                                             573,089
                                                           ==========
Total                                                        $695,935
                                                           ==========
                                     F-16

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

       For the fifty-two weeks ended October 29, 1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997.


              Interest rates on capitalized leases vary from 8.35% to 15.23% and are imputed based on the lessor's implicit rate of return.

NOTE 8 -- Income Tax Expense and Deferred Income Taxes

             Prior to its acquisition by Compass, AB Plastics was taxed under the provisions of subchapter "S" of the Internal Revenue Code. Under these provisions, AB Plastics was not imposed Federal corporate income taxes and only paid 1.5% of state income taxes. When AB Plastics was acquired by Compass, it became a "C" corporation. The differences in depreciation methods and estimated lives used by AB Plastics for book and tax purposes resulted in a deferred tax liability upon AB Plastics becoming a "C" corporation. Accordingly, the principal components of the deferred tax liability consist primarily of temporary differences in depreciation expense. These same temporary differences for depreciation methods and estimated lives create ongoing deferred tax adjustments. Income taxes are allocated between the parent and subsidiary based on the taxable income and loss of each entity. A summary of income tax expense is as follows:


                                                       Predecessor                               Company
                                           -------------------------------------      ----------------------------------

                                              For the 52         For the 48              For the 4         For the 52
                                             weeks ended         weeks ended            weeks ended       weeks ended
                                           October 29, 1995   September 27, 1996     October 27, 1996   October 26, 1997

       Federal                                     $0                  $0                  $49,000        $1,483,795
       State                                   20,682              (7,939)                  29,694           403,874
       Deferred Income Taxes                    5,775              (1,587)                  38,142          (138,714)
                                              -------             --------                --------        -----------
       Total Income Taxes                     $26,457             ($9,526)                $116,836        $1,748,955
                                              =======             ========                ========        ==========


             A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                              Predecessor                                  Company
                                                   --------------------------------------      ----------------------------------

                                                     For the 52          For the 48             For the 4         For the 52
                                                    weeks ended          weeks ended           weeks ended       weeks ended
                                                  October 29, 1995   September 27, 1996     October 27, 1996   October 26, 1997
                                                  ----------------   ------------------     ----------------   ------------------

Computed at the expected statutory rate                                                               34.00%             34.00%
Surtax exemption                                                                                      (0.41%)
State income tax - net of federal tax benefit                                                          6.14%              5.15%
                                                          --------             --------               ------             ------
Income tax expense - effective rate                       "S-Corp"             "S-Corp"               39.73%             39.15%
                                                          ========             ========               ======             ======


              Significant components of the Company's deferred income tax liabilities and assets as of October 29, 1995, September 27, 1996, October 27, 1996 and October 26,1997 as calculated in accordance with FASB Statement No. 109 consist primarily of temporary differences in depreciation relating to property, plant and equipment.

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

       For the fifty-two weeks ended October 29, 1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997.

NOTE 9 -- Commitments and Contingencies

 Lease Commitments

              The Company is presently obligated under a noncancelable operating lease for a building which it occupies, expiring on December 31, 2000 and July 18, 2007 as well as equipment leases expiring at various dates through September 2002. Prior to August 20, 1997, the Company was obligated under a noncancelable operating lease for its main operating facility located in Gardena, California. On August 20, 1997, AB Plastics purchased its main operating facility from the prior stockholders for $3,100,000. A warehouse facility in Compton, California is being leased from an outside party at an annual rental of $230,400 through March 1998. The annual rent will be increased to $253,440 from April 1998 through the end of the lease term. A second facility is being leased from a outside party for the Company's Mexico operations at an annual rental of $454,886. Per the lease agreement, the rent which is payable in US Dollars will be increase 3% at the end of each lease year. In addition to minimum lease payments, the building lease requires payment of applicable operating expenses (including property taxes and various maintenance costs).

              Total operating lease expense for facilities and equipment for the fifty-two weeks ended October 29, 1994, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and fifty-two weeks ended October 26, 1997 amounted to $900,623, $834, 584, $55,731 and $563,971 respectively.

              The following is a schedule of future minimum rental payments subject to cost of living increases:

           Fifty-Two weeks ending                 Building        Equipment          Total
           last Sunday in October                  Leases           Leases          Amount
           ----------------------                 --------        ---------         -------
                  1998                                $735,778          $96,528        $832,306
                  1999                                  750939            91172          842111
                  2000                                  766556            63563          830119
                  2001                                  590640            46623          637263
                  2002                                  568807            28561          597368
           Thereafter                                  2886319                0         2886319
                                                    ----------         --------      ----------
           Total                                    $6,299,039         $326,447      $6,625,486
                                                    ==========         ========      ==========

 Employment Agreements

              The Company has employment agreements with certain key employees of the Company, which expire at various dates through September 29, 2001. Some of the agreements provide for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries under these agreements at October 26, 1997, excluding bonuses, was approximately $2,305,000.

Other Agreements

              The Company also entered into management agreements with two companies individually owned by the Company's Chairman and President, respectively, to provide consulting services over a five year period. The aggregate commitment for future services under these agreements at October 27, 1996 was approximately $1,000,000. In July 1997, the management agreement with the Company's president was retroactively amended and restated as an employment agreement with substantially identical terms and conditions.

              In September 1996, the Company entered into an agreement with JO Hambro & Partners Limited ("JO Hambro"), of which a director of the Company, is a director. Pursuant to such agreement, the Company pays JO Hambro an annual fee of $50,000, payable quarterly. The Company is required to make these payments to JO Hambro as long as a representative of JO Hambro serves on the Board of Directors of the Company or AB Plastics and certain investors, previously introduced to the Company by JO Hambro, hold in the aggregate in excess of 10% of the outstanding shares of the Company's Common Stock on a fully-diluted basis.

Litigation

              The Company is a party to litigation in the normal course of business, which in the opinion of management the outome of such litigation will not have a material impact on the Company's financial statements.

Stock Option Plan and Stock Warrants

                On September 29, 1996, Compass adopted a stock option plan providing for both incentive and nonqualified stock options, pursuant to which the Company reserved 200,000 shares of common stock of Compass ("Common Stock") for grant under the Plan (the "1996 Plan"). The 1996 Plan required that all options be granted at an exercise price not less than fair market value unless otherwise determined by the option committee. On September 29, 1996, Compass granted incentive options to various employees and officers of the Company to purchase 200,000 shares of common stock at an exercise price of $4.00 per share to be exercised over a six year period (see Note 1). Such share amounts and exercise price were subsequently adjusted on an arithmetic basis to reflect the 4-for-1 stock split described in Note 12.

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

       For the fifty-two weeks ended October 29, 1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997.


1997 Stock Option Plan


             Compass issued warrants to the Chairman and President of the Company to purchase an aggregate of 100,000 shares of common stock at $4.00 per share, exercisable at any time and from time to time in whole or in part from the date of grant through December 31, 2002.

              In June 1997, the stockholders of Compass approved Compass' 1997 Stock Option Plan, as previously adopted by the Compass's Board of Directors (the "1997 Plan"), pursuant to which officers, directors, key employees and consultants of the Company are eligible to receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 800,000 shares of Common Stock. There are 222,222 currently outstanding stock options under the 1997 Plan which expire on October 31, 2002. The options, which are variable plan options, are exercisable at the IPO price only during the period of the employment of the holder of the options and are exercisable only to the extent of (a) 74,074 shares only if the average of the closing prices of the Company's common stock, as reported on Nasdaq or any national securities exchange for any 30 consecutive trading days (the "Average Closing Price"), equals or exceeds $16.00 per share, (b) 148,148 shares only if the Average Closing Price equals or exceeds $24.00 per share, or (c) 222,222 shares only if the Average Closing Price equals or exceeds $32.00 per share. (See Note 1).

             Effective on the date of the Initial Public Offering (see Note
12), certain of such stock options were exercised. Pursuant to such option exercises, and the exercises of the warrants described below, the Company issued an aggregate of $1,560,000 post-split shares of common stock, and will receive aggregate proceeds of 762,000 (of which $2,000 was paid in cash and $733,224 were in the form of promissory notes). The Company outstanding promissory notes in connection with the exercise of the warrants in the amount of $733,224 which have been reflected in the financial statements as a reduction of stockholders equity.

             Except for $2,000 received in cash from a financial institution upon exercise of warrants for 800,000 shares, the purchase price for such shares were paid by delivering to the Company 8% non-recourse promissory notes by Chairman and President of the Company which are secured only by a pledge of their respective shares and by 8% full-recourse promissory notes by the remaining individual holders of the options and warrants, in each case payable semi-annually as to interest, and as to principal, to occur on the earlier of
(a) the sale of the Company to any unaffiliated third party, whether through merger, sale of assets or like consolidation or combination or (b) September 30, 2001. In addition, to the extent that such officers shall effect any public or private sale, transfer or other disposition of any of their shares of common stock, they will be obligated to apply all net after-tax proceeds to the payment of their respective notes until such notes are paid in full. In accordance with the terms of the full-recourse promissory notes, the Company intends to exercise its rights with respect to payment of such notes. No new measurement date will occur at the date of the notes for stock compensation purposes. At October 26, 1997, the Company had outstanding promissory notes in connection with the exercise of the warrants in the amount of $733,224, which have been reflected in the financial statements as a reduction of stockholders' equity.

              The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the "measurement date," no compensation expense is recognized.

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

       For the fifty-two weeks ended October 29, 1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997.


             The retroactive effect of the 4-for-1 stock split on the common stock, stock options and stock warrants is as follows:

                                                            Common             Stock               Stock
                                                             Stock            Options            Warrants          Total
                                                         ------------         ---------         -----------    ------------

Numbers of shares outstanding                               500,000            200,000            300,000         1,000,000
Purchase of treasury stock                                 (100,000)          (100,000)
                                                         ----------                                              ----------
(Using the modified treasury stock
 method)                                                    400,000            200,000            300,000           900,000
Stock split                                                       4                  4                  4                 4
                                                         ----------         ----------         ----------        ----------
Common stock and common stock
 equivalents outstanding after the
 retroactive effect of stock split                        1,600,000            800,000          1,200,000         3,600,000
                                                         ==========         ==========         ==========        ==========



NOTE 10 -- Stock Option Plans

              Summary information with respect to the stock option plans is as follows:

                                                                    Range of           Outstanding           Outstanding
                                                                    Exercise             Options               Options
                                                                   Incentives            Granted             Exercisable
                                                                  --------------      ---------------       --------------

              Balance, September 29, 1996
              (Inception)
              Activity:
              --------
                  Granted                                                 $4.00              200,000               23,063
                  Exercised                                                   0                    0                    0
                  Canceled                                                    0                    0                    0
                                                                  --------------      ---------------       --------------
              Balance, October 27,1996                                    $4.00              200,000              323,063
              Stock Split                                                     4                    4                    4
                                                                  --------------      ---------------       --------------
              Balance after the retroactive effect of stock split         $1.00              800,000               92,252

                  Granted                                                 $1.00 to 8.00      232,222               10,000
                  Exercised                                                1.00              360,000               92,252
                  Canceled                                                 0.00                    0                    0
                                                                  --------------      ---------------       --------------
              Balance October 26, 1997                                    $2.84              672,222               10,000
                                                                  ==============      ===============       ==============


                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


As of October 26, 1997, an aggregate 200,000 (800,000 post split) shares of the Company's common stock were reserved for issuance under the 1996 Stock Option Plan, and 800,000 shares under the 1997 Stock Option Plan. As of October 26, 1997.

Options to purchase 408,715 of such shares were exercisable. Pro forma information regarding net income and earnings per share is required SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996:

Assumption                                                  October 27, 1996     October 26, 1997
----------                                                  ----------------     ----------------

Risk-free rate                              1996 Plan       5.6% to 5.8%         5.6% to 5.8%
                                            1997 Plan       5.8%                 5.8%
Dividend yield                              1996 Plan       -0-                  -0-
                                            1997 Plan       -0-                  -0-
Volatility factor of the expected market
    price of the Company's common stock     1996 Plan       -0-                  -0-
                                            1997 Plan       63%                  63%
Average life                                1996 Plan       1 to 5 Years         1 to 5 Years
                                            1997 Plan       3 to 5 Years         3 to 5 Years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information follows:

                                 For the               For the
                                 Four Weeks            Fifty-Two Weeks
                                 Ended                 Ended
                                 October 27, 1996      October 26, 1997
                                 ----------------      ----------------

Pro forma net income             $159,029              $2,053,520
Pro forma net income per share     .04                   .53

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


       For the fifty-two weeks ended October 29, 1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997.


NOTE 11 - Economic Dependency

 Major Customers

              The Company sells a substantial portion of its product to several major customers. Sales to major customers which exceeded 10% of sales in the aggregate and accounts receivable from such customers are as follows:

                                                               Predecessor                             Company
                                                 --------------------------------------    -----------------------------------

                                                    For the 52         For the 48             For the 4        For the 52
                                                    weeks ended        weeks ended           weeks ended      weeks ended
                                                 October 29, 1995  September 27, 1996       October 27, 1996  October 26, 1997
                                                 ----------------  ------------------       ----------------  ----------------
                                                                                           (Consolidated)    (Consolidated)

Sales to Major Customers                               $38,614,539         $30,293,400          $2,707,845        $36,164,912
                                                       ===========         ===========          ==========        ===========
Accounts Receivable from Major Customers                $5,083,781          $5,781,803          $5,048,887         $4,290,752
                                                       ===========         ===========          ==========        ===========

Major Suppliers

              The Company purchased a substantial portion of its raw material from its largest customer under their supply agreements with major resin producers.


NOTE 12 -- Initial Public Offering

 Stock Split

              On May 29, 1997, the Board of Directors of the Company, in connection with the IPO, approved a 5.4-for-1 stock split of the Company's common stock. On July 18, 1997 the Board of Directors amended such resolution retroactive to May 29, 1997 to reduce such 5.4-for-1 stock split to a 4-for-1 stock split. The Board of Directors additionally authorized amending Compass' certificate of incorporation in order to change the name of Compass from AB Plastics Holding Corporation to Compass Plastics & Technologies, Inc. and increase the number of authorized shares of Compass from 5 million shares to 20 million shares of common stock and from 1 million shares to 5 million shares of preferred stock. In connection with the amendment to the certificate of incorporation the par value of common stock and preferred stock remains at $.0001 per share. Accordingly, all shares and per share amounts have been retroactively restated for this stock split (see Note 1).

Initial Public Offering

            The Company completed an initial public offering ("IPO") of 1,650,000 shares of its common stock in September 1997, of which 1.2 million shares were sold by the Company and 450,000 shares were sold by existing shareholders. The sale provided net proceeds to the Company of approximately $7,873,000. In October 1997, the underwriters' purchased 123,750 additional shares of common stock from the Company pursuant to their over-allotment option. The net proceeds to the Company were $871,200. The Company retired a $4.0 million subordinated loan to Sirron Investments, Inc. and temporarily repaid the entire principal balance of the Company's revolving credit facility. Had the IPO occurred as of October 28, 1996, net income would have been $2,445,045 (or $0.63 per share) reflecting lower interest cost.

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


       For the fifty-two weeks ended October 29, 1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997.

SUBSEQUENT EVENTS

Loan to finance capital expenditures

On November 19 ,1997, AB Plastics borrowed approximately $3.0 million from General Electric Capital Corporation to finance the purchase of certain equipment located at AB Plastics' plant in Tijuana. The loan is secured by that equipment and is guaranteed by the Company. The loan bears interest at 9.47% per annum and is repayable in 59 monthly installments of principal and interest.


Purchase of Gridshield technology

On January 2, 1998, AB Plastics acquired all the intellectual property, development contracts related to the grid shield process and all rights in and to the "Gridshield" trade name. The Gridshield process, whereby a metal grid is implanted in plastic during the molding process to act as an integrated EMI/RFI shield, was created by Paul Burton to solve manufacturing problems for both the electronics and injection molding industries. The initial price paid to Mr. Burton was $1,000 with earn-out clauses based on performance criteria. In connection with the purchase agreement, Paul Burton signed an employment agreement with AB Plastics through December 31, 2001.