Form 10-K/A
period 1997-10-26
COMPASS PLASTICS & TECHNOLOGIES INC
filed 1998-02-02
CIK 1040525

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A

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

                                  $20,841,574

         The number of shares outstanding of the registrant's class of common stock as of January 22, 1998:

                               4,883,750 shares


                              Page 1 of 88 Pages
                       Exhibit Index Appears on Page 36

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-KA
                  FOR THE FISCAL YEAR ENDED OCTOBER 26, 1997

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

ITEM 6. SELECTED FINANCIAL DATA
        ------------------------

         The following table presents selected pre-acquisition financial data for AB Plastics and selected post-acquisition financial data for the Company.



                                                       Predecessor(1)                         Company                      Company
                                     ---------------------------------------------------   -------------                ------------
                                                                                                            52 weeks
                                        52 Weeks     52 weeks    52 weeks       48 weeks       4 weeks        ended       52 weeks
                                          ended       ended        ended          ended         ended       October 27,     ended
                                       October 31,  October 30,  October 29,   September 27,   October 27,     1996      October 26,
Statement of Operations Data:              1993          1994       1995          1996           1996(4)  (pro forma (2)(4)  1997
                                           ----          ----       ----          ----           ----     --------------     ----
Sales...............................       $29,362     $34,027      $42,679        $36,080      $3,265      $39,345        $43,980
Cost of Goods Sold..................        26,456      30,695       38,961         32,127       2,626       34,752         35,759
                                         ---------   ---------    ---------      ---------    --------      ------        --------
Gross Profit........................         2,906       3,332        3,718          3,953         639        4,593          8,221
Selling and Administrative..........         2,053       1,715        1,683          1,872         241        2,173          2,775
                                         ---------   ---------    ---------      ---------    --------      ------        --------
Operating Income....................           853       1,617        2,035          2,081         398        2,420          5,446
Net Interest Expense................           254         225          435            429          99        1,200            994
Other (Income)/Expense..............           (35)       (218)        (130)           (48)         19           23            (16)
                                         ---------   ---------    ---------      ---------    --------      ------        --------
Income before Income Taxes..........           634       1,610        1,730          1,700         280        1,197          4,468
Income Tax Expense(3)...............            49          48           26            (10)        117          526          1,749
                                         ---------   ---------    ---------      ---------    --------      ------        --------
Net Income before Extraordinary Item           585       1,562        1,704          1,710         163          671          2,719
Extraordinary Loss (Income)
  net of tax........................          (469)          0            0              0           0            0            585
                                         ---------   ---------    ---------      ---------    --------     --------       --------
Net Income .........................       $ 1,054      $1,562      $ 1,704        $ 1,710     $   163     $    671        $ 2,134
                                           =======      ======      =======        =======     =======     ========        =======

Net Income per Share
   before Extraordinary Item .......             -           -            -              -       $0.05      $  0.19          $0.70
Net Income per Share ...............             -           -            -              -       $0.05(4)   $  0.19(4)       $0.55
Weighted Average Shares Outstanding.             -           -            -              -       3,600        3,600          3,876


                                       October 31,   October 30, October 29,  September 27,     October 27,           October 26,
                                           1993           1994        1995         1996             1996                  1997
                                           ----           ----        ----         ----             ----                  ----

Balance Sheet Data:
Cash................................          $265        $128         $468           $318        $730                    $    412
Working Capital.....................         2,334       2,590          801          2,236       4,704                       1,851
Total Assets........................        12,796      14,349       20,613         18,267      20,194                      31,391
Total Current Liabilities...........         5,105       5,479       10,855          7,175       5,109                       9,305
Total Long Term Liabilities.........         2,593       3,288        2,886          3,444      12,121                       8,438
Stockholders Equity.................         5,098       5,582        6,872          7,648       2,964                      13,648

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


         The Company completed an initial public offering ("IPO") of 1,650,000 shares of its common stock in September 1997, of which 1.2 million shares were sold by the Company and 450,000 shares were sold by existing shareholders. The sale provided net proceeds to the Company of approximately $7,873,000. In October 1997, the underwriters' purchased 123,750 additional shares of common stock from the Company pursuant to their over-allotment option. The net proceeds to the Company were $871,200. Application of the net proceeds immediately reduced the Company's interest expense and the principal amount of indebtedness required to be repaid by the Company in the future. The Company retired a $4.0 million subordinated loan to Sirrom Investments, Inc. and temporarily repaid the entire principal balance of the Company's revolving credit facility ("Revolver") with Sumitomo Bank of California. In connection with the retirement of the subordinated loan, the Company incurred an extraordinary charge of approximately $585,000, net of taxes, from a write-off of deferred financing costs.

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

         Net cash provided by operating activities for the 1997 fiscal year was approximately $5.5 million, compared to $3.2 million for the 52 weeks ended October 27, 1996 (pro forma) year. The difference between the Company's net income of $2.1 million and operating cash flow of $5.5 million was attributable to $2.0 million in depreciation and amortization, including an extraordinary charge of approximately $1.0 million related to the write-off of deferred loan fees, plus an increase in accounts payable of $3.6 million, offset by a $2 million increase in inventory. The increases in accounts payable and inventory is related to increased purchasing activity, including machinery and equipment, related to the start-up of the Tijuana plant. The inventory at year end represented approximately 41 days sales compared to 20 days sales at the end of the 1996 fiscal year.

         Net cash used in investing activities for the 1997 fiscal year was $9.6 compared to $7.7 million for the 1996 pro forma year. Cash flow for the 1997 fiscal year reflects approximately $9.6 million in capital expenditures incurred primarily in connection with the purchase and expansion of the Company's Gardena facility and the new plant in Tijuana. In connection with the acquisition of AB Plastics, the Company indemnified certain selling shareholders against specific claims against the Robert J. Adams Separate Property Trust. The matter was settled in September 1997 and the Company has recorded a $500,000 obligation payable in equal installments through the year 2000.

         Net cash provided by financing activities for the 1997 fiscal year was $3.8 million, compared to net cash provided of $4.8 million for the pro forma year ended October 27, 1996. This reflects approximately $8.5% million from the sale of common stock which was used to retire a $4.0 million subordinated loan and to repay approximately $3.5 million in revolving credit. AB Plastics entered into approximately $796,000 in capitalized leases relating to the addition of three molding machines.


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

Capital Expenditures


         During the 1997 fiscal year, the Company committed over $12 million in capital spending, including $6.2 million for its Tijuana plant and $4.8 million to purchase and expand the Gardena facility. Of the $12 million, approximately $9.6 million was spent in 1997 leaving a balance of $2.4 million to be spent in the 1998 fiscal year. Proceeds from the loan with General Electric Capital Corp. plus available borrowings under the construction loan and the Revolver, both with Sumitomo Bank, should be sufficient to fund these expenditures. The Company anticipates having sufficient availability under its Revolver and equipment line of credit, as well as vendor financing, to fund the approximately $1.8 million of new projects currently being contemplated.


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

(2) Mr. Gibbs and a corporate affiliate of Mr. Gibbs received approximately $92,000 from the Company pursuant to a management agreement effective as of August 1, 1996. See "Employment and Management Agreements."

(3) Mr. Gibbs and a corporate affiliate of Mr. Gibbs received in the aggregate approximately $200,000 pursuant to a consulting agreement commencing in February 1996, superseded by a management agreement effective as of August 1, 1996. See "Employment and Management Agreements."

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


Aggregated Option Exercises During Fiscal 1997 and Fiscal Year-End Option Values

         The following table sets forth information on options exercised, unexercised options and year-end option values in each case with respect to options to purchase shares of the Company's Common Stock held at October 26, 1997 by each of the Named Executive Officers:

                                                                        Number of Securities      Value of Unexercised
                                                                        Underlying Unexercised    In-the-Money Options
                                                                        Options at Fiscal         at Fiscal Year End(1)
                                      Shares Acquired                   Year End (Exercisable/    (Exercisable/
 Name                                 on Exercise(2)  Value Realized    Unexercisable)            Unexercisable(2)
 ----                                 --------------  --------------    --------------            ----------------
 Michael A. Gibbs.................       200,000       $1,400,000               0/222,222                  -
 President  of the Company and Chief
 Executive Officer of AB Plastics

 James S. Adams...................        46,124       $   322,868                  --                     --
 President of AB Plastics

 Jawed Ghias......................             -               -                0/160,000           $0/$1,233,600
 Vice  President-Manufacturing of AB
 Plastics
                                               -               -                0/120,000           $0/$  937,200
 Paul J. Iacono...................
 Vice President - Finance of the
    Company and AB Plastics


 Stephen M. Adams.................        23,062       $  161,434                   --                     --
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

NOTES TO FINANCIAL STATEMENTS........................................     F-10

                     COMPASS PLASTICS & TECHNOLOGIES, INC.

                       Report of Independent Accountant


To the Board of Directors of
Compass Plastics & Technologies Inc.


We have audited the accompanying consolidated balance sheets of Compass Plastics & Technologies Inc. and Subsidiaries as of October 27, 1996 and October 26, 1997, and the related statements of operations, stockholders' equity and cash flows for the forty-eight weeks ended September 27, 1996 ("Predecessor"), and the consolidated statements of operations, stockholders' equity and cash flows for the four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997 ("Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Predecessor for the fifty-two weeks ended October 29, 1995 were audited by other auditors, whose report dated June 19, 1997, expressed an unqualified opinion on those statements.


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


In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Plastics
& Technologies Inc. and Subsidiaries as of October 27, 1996 and October 26, 1997 and the results of their operations and their cash flows for the forty-eight weeks ended September 27, 1996, the consolidated results of their operations and their cash flows for the four weeks ended October 27, 1996 and the fifty-two weeks ended October 26, 1997 are in conformity with generally accepted accounting principles.


                                                 Marcum & Kliegman LLP

Woodbury, New York

January 10, 1998, except for Note 13c,
as to which the date is January 28, 1998

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

   Preferred stock, par value $.0001; 5,000,000
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

                     COMPASS PLASTICS & TECHNOLOGIES, INC.


                           Statements of Operations

                                                             Predecessor                                 Company
                                               --------------------------------------       ------------------------------------

                                                 For the 52           For the 48            For the 4          For the 52
                                                 weeks ended          weeks ended          weeks ended        weeks ended
                                                 October 29,         September 27,         October 27,         October 26,
                                                    1995                 1996                  1996              1997
                                                                                         (Consolidated)      (Consolidated)
Sales                                            $ 42,678,959        $ 36,080,237        $  3,265,206       $ 43,980,178
Cost of Sales                                      38,960,968          32,126,687           2,625,813         35,758,880
                                                 ------------        ------------        ------------       ------------
Gross Profit                                        3,717,991           3,953,550             639,393          8,221,298

Operating Expenses
    Selling                                           443,916             478,866              36,922            684,562
    Administrative                                  1,239,549           1,393,184             203,906          2,091,015
                                                 ------------        ------------        ------------       ------------
Total Operating Expenses                            1,683,465           1,872,050             240,828          2,775,577
                                                 ------------        ------------        ------------       ------------
Operating Income                                    2,034,526           2,081,500             398,565          5,445,721

Other expense (income)
    Other income                                     (130,676)            (48,296)                  0            (16,379)
    Interest expense                                  434,761             429,216              98,742            994,596
    Other expense                                           0                   0              19,397                  0
                                                 ------------        ------------        ------------       ------------
Total other expense                                   304,085             380,920             118,139            978,217
                                                 ------------        ------------        ------------       ------------
Income before income taxes and
  extraordinary loss                                1,730,441           1,700,580             280,426          4,467,504

Income tax expense (benefit)                           26,457              (9,526)            116,836          1,748,955
                                                 ------------        ------------        ------------       ------------
Income before extraordinary loss                    1,703,984           1,710,106             163,590          2,718,549

Extraordinary loss on extinguishment
 of debt, net of applicable tax benefit of
 $376,237                                                 -0-                 -0-                 -0-            584,776
                                                 ------------        ------------        ------------       ------------
Net income                                       $  1,703,984        $  1,710,106        $    163,590       $  2,133,773
                                                 ============        ============        ============       ============

Per share data :
    Net income before extraordinary item                                                 $       0.05       $       0.70
    Extraordinary loss                                                                           0.00               0.15
                                                                                         ------------       ------------
    Net income per share                                                                 $       0.05       $       0.55
                                                                                         ============       ============
Weighted average common stock and
    common stock equivalents outstanding                                                    3,600,000          3,876,353
                                                                                         ============       ============


  The accompanying notes are an integral part of these financial statements.

                     COMPASS PLASTICS & TECHNOLOGIES, INC.


                      Statement of Stockholders' Equity

                                                                           Additional                                    Total
                                             Number of      Common          Paid-in         Retained                  Stockholders'
         Predecessor                          Shares        Stock           Capital         Earnings      Other          Equity
         -----------                          ------        -----           -------         --------      -----          ------
Balance, October 31, 1994                    9,965.40      $110,840               0        $5,470,884                   $ 5,581,724
  Net income                                                                                1,703,984                     1,703,984
  Distributions                                                                              (413,600)                     (413,600)
                                         ------------      --------     -----------        ----------                   -----------
Balance, October 29, 1995                    9,965.40       110,840               0         6,761,268                     6,872,108
  Net income                                                                                1,710,106                     1,710,106
  Distributions                                                                              (933,868)                     (933,868)
                                         ------------      --------     -----------        ----------                   -----------
Balance, September 27, 1996                  9,965.40       110,840               0         7,537,506                     7,648,346

         Company
         -------
  Recapitalization                         (9,965.40)     (110,840)                        (7,537,506)                  (7,648,346)
  Net income                                                                                  163,590                      163,590
  Issuance of warrants                                                      800,000                                         800,000
  Issuance of stock                        500,000.00            50       1,999,950                                       2,000,000
  Stock split                            1,500,000.00           150            (150)                                              0
                                         ------------      --------     -----------        ----------                   -----------
Consolidated balance, October 27, 1996   2,000,000.00           200       2,799,800           163,590                     2,963,590
  Net income                                                                                2,133,773                     2,133,773
  Issuance of warrants                                                          165                                             165
  Issuance of stock - Initial public
    offering                             2,883,750.00           288       9,283,432                                       9,283,720
  Notes receivable from issuance of
    stock                                                                                                 (733,224)        (733,224)
                                         ------------      --------     -----------        ----------     --------      -----------
Consolidated balance, October 26, 1997   4,883,750.00       $   488     $12,083,397        $2,297,363     (733,224)     $13,648,024
                                         ============      ========     ===========        ==========     ========      ===========


  The accompanying notes are an integral part of these financial statements.

                     COMPASS PLASTICS & TECHNOLOGIES, INC.


                            Statements of Cash Flows


                                                                    Predecessor                            Company
                                                       ------------------------------------     ---------------------------------
                                                          For the 52         For the 48          For the 4        For the 52
                                                         weeks ended        weeks ended         weeks ended      weeks ended
                                                       October 29, 1995    September 27,        October 27,      October 26,
                                                                                1996               1996              1997
                                                                                              (Consolidated)    (Consolidated)

Cash Flows from Operating Activities
------------------------------------
Net Income                                             $  1,703,984       $  1,710,106       $    163,590       $  2,133,773

Adjustments to reconcile net income to net cash provided by operating activities:

     Loss on sale of equipment                                7,975                  0             19,397                  0
     Depreciation and amortization                          875,651            826,238             82,385          1,083,011
     Deferred income taxes                                    5,775             (1,587)            38,142             70,806
     Extraordinary charge                                                                                            961,013

Changes in assets - (increase) decrease:
     Accounts receivable, net                            (2,562,502)           325,737            253,360            165,002
     Accounts receivable, other                                 184             10,892            (34,353)          (302,944)
     Inventories                                           (708,385)         1,285,098            118,037         (2,004,932)
     Prepaid expenses                                        17,566            434,866           (305,967)          (140,966)
     Prepaid income taxes                                    24,749                  0             15,878             18,515
     Income tax receivable                                        0            (78,220)                 0           (642,020)
     Deposits                                               (75,008)          (167,953)                 0             44,206
     Other assets                                          (160,208)           132,060             13,298           (572,986)
Changes in liabilities - increase (decrease):                     0
     Accounts payable and accrued expenses                1,865,574         (1,417,354)          (320,491)         3,620,642
     Accrued payroll and payroll taxes payable               65,521             10,602             (2,866)           360,170
     Income taxes payable                                    (4,067)            (7,939)            62,816            698,537
                                                       ------------       ------------       ------------       ------------
Total Adjustments                                          (647,175)         1,352,440            (60,364)         3,358,054
                                                       ------------       ------------       ------------       ------------
Net Cash Provided by Operating Activities              $  1,056,809       $  3,062,546       $    103,226       $  5,491,827
                                                       ------------       ------------       ------------       ------------

Cash Flows from Investing Activities
------------------------------------
     Proceeds from sale of equipment                   $     91,462       $          0       $      6,000       $          0
     Purchase of equipment and improvements              (3,490,848)          (764,287)           (15,930)        (9,563,287)
     Collection on note receivable, other                   145,979            268,845            431,165                  0
     Proceeds from notes receivable, other                  (90,000)                 0                  0            (50,000)
     Investment in subsidiary                                     0                  0         (7,637,555)                 0
                                                       ------------       ------------       ------------       ------------
Net Cash Used in Investing Activities                  ($ 3,343,407)      ($   495,442)      ($ 7,216,320)      ($ 9,613,287)
                                                       ------------       ------------       ------------       ------------


  The accompanying notes are an integral part of these financial statements.

                     COMPASS PLASTICS & TECHNOLOGIES, INC.



                                                                   Predecessor                                 Company
                                                       --------------------------------------     ----------------------------------

                                                          For the 52           For the 48             For the 4          For the 52
                                                         weeks ended          weeks ended            weeks ended        weeks ended
                                                       October 29, 1995      September 27,           October 27,        October 26,
                                                                                  1996                  1996                1997
                                                                                                  (Consolidated)      (Consolidated)

Cash Flows from Financing Activities
     Proceeds from long-term debt                      $  3,615,439        $          0          $  4,000,000          $  3,692,343
     Proceeds from line of credit                                 0           2,050,000             6,000,000            16,700,000
     Repayment of long-term debt                           (490,000)         (3,545,419)           (4,451,250)           (4,265,605)
     Repayment of capitalized lease obligations            (312,358)           (288,349)              (23,739)             (673,739)
     Repayment of line of credit                                  0                   0                     0           (20,200,000)
     Proceeds from issuance of stock                              0                   0             2,000,000             8,523,886
     Distributions to shareholders                         (185,800)           (933,868)                    0                     0
     Collection of notes receivable from issuance
       of stock                                                                                                              26,776
Net Cash (Used) Provided by
                                                       ------------        ------------          ------------          ------------
     Financing Activities                              $  2,627,281        ($ 2,717,636)         $  7,525,011          $  3,803,661
                                                       ------------        ------------          ------------          ------------

Net Increase (Decrease) in Cash and
                                                       ------------        ------------          ------------          ------------
     Cash Equivalents                                       340,683            (150,532)              411,917              (317,799)

Cash and Cash Equivalents - Beginning                       127,661             468,344               317,812               729,729
                                                       ------------        ------------          ------------          ------------
Cash and Cash Equivalents - Ending                     $    468,344        $    317,812          $    729,729          $    411,930
                                                       ============        ============          ============          ============


Supplemental Disclosures of Cash Flow Information
    Cash paid during the periods for:
     Interest                                          $    396,569        $    389,328          $          0          $    970,809
     Income taxes                                      $          0        $          0          $          0          $    302,045
Non-cash investing and financing activities
     Sale of equipment for a note receivable           $          0        $          0          $     27,631          $          0
     Sale of common stock for notes receivable         $          0        $          0          $          0          $    760,000
     Issue of warrant                                  $          0        $          0          $    800,000          $          0
     Acquisition of equipment through capital
      lease obligations                                $          0        $          0          $          0          $    796,243
     Resolution of contingency related to
      purchase price                                   $          0        $          0          $          0          $    500,000


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

 Pre-operating Costs


     Included in other current assets as of October 26, 1997 are pre-operating costs which amounted to $397,408 which represent organization and start-up costs (excluding capital expenditures) incurred by the Company in connection with construction of its new manufacturing facility in Tijuana, Mexico (the "facility") during its pre-operating period. Such expenditures will be fully amortized over a one-year period commencing when the facility becomes operational.


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
                                         ========                  ========

              Amortization expense charged to operations for the fifty-two weeks ended October 29,1995, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and for the fifty-two weeks ended October 26, 1997 amount to $66,667, $4,135, $1,228 and $15,894 respectively.

              Included in other assets is a note receivable from the President of the Company which amounts to $50,000 at October 26, 1997 bearing interest at 13.5% with principal and interest payable upon the President receiving any proceeds from the sale of stock in the Company. The note is collateralized by the President's stock in the Company.

NOTE 6 -- Long-Term Debt

              On September 27, 1996, AB Plastics entered into a line of credit agreement (the "Credit Agreement"), with Sumitomo Bank of California (the "Bank") to borrow up to the lesser of $10,000,000 or the borrowing base, which consists of 85% of eligible accounts receivable and 50% of eligible inventory (the "Borrowing Base") plus a Borrowing Base supplemental amount under a revolving line of credit (the "Line of Credit"). The Borrowing Base supplemental amount at October 26, 1997 was $4,800,000 and commencing October 31, 1997 is to be reduced by $100,000 monthly. The Line of Credit matures on July 31, 2001, at which time the outstanding principal balance will be due and payable. The interest rate under the Line of Credit is 1/2% above the Bank's prime rate which was 8 1/2% on October 26, 1997, unless AB Plastics elects an optional interest calculation based on Eurodollars. At October 26, 1997, $2,500,000 was outstanding under the Line of Credit.

              In accordance with the Credit Agreement, AB Plastics also has an available equipment Line of Credit for $2,000,000 for which there was an outstanding balance of $467,837 at October 26, 1997. The interest rate on this line is at the Bank's prime rate which was 8 1/2% on October 26, 1997. Interest is payable monthly and the principal balance is to be repaid in 36 equal monthly installments provided that the last payment shall be made no later than July 31, 2000. AB Plastics will also pay a commitment fee of .25% annually, payable quarterly on the unused line.

              On June 4, 1997 AB Plastics amended its Loan Agreement with the Bank to, among other things, extend the availability period under the Equipment Line to October 31,1997 and to extend the repayment terms to 48 months.

              The Credit Agreement is collateralized by substantially all of the assets of AB Plastics. Compass has guaranteed the Credit Agreement and the guaranty is secured by a pledge of all of the capital stock of AB Plastics. The Bank requires that AB Plastics maintain a stated net worth amount, and other financial ratios requirements, which AB Plastics met at October 26, 1997. The Company's revolving line of credit prohibits the Company from declaring, paying or making any dividend or distribution on its Common Stock.

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

Long-term debt consists of:

                                           October 27, 1996    October 26, 1997
                                           -----------------   -----------------

13.5% promissory note - Sirron Investments      $ 4,000,000          $      -0-
Bank borrowings - Sumitomo Bank of California     6,000,000           5,192,343
10.03% promissory note                                                  934,395
Other debt                                                              300,000

                                                -----------          ----------
Long-term debt                                   10,000,000           6,426,738

Less current portion of long-term debt                                  400,303

                                                -----------          ----------
Long-term debt, net of current portion          $10,000,000          $6,026,435
                                                ===========          ==========

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


         The following is a schedule of the future minimum principal payment requirements on the Company's long-term debt:


                 52 Weeks ending last
                 Sunday in October                   Amount
                                                    --------
                       1998                         $400,303
                       1999                          569,024
                       2000                          598,393
                       2001                        3,146,783
                       2002                          318,979
                    Thereafter                     1,393,256
                                                  ----------
                       Total                      $6,426,738
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

NOTE 9 -- Commitments and Contingencies

 Lease Commitments

              The Company is presently obligated under a noncancelable operating lease for a building which it occupies, expiring on December 31, 2000 and July 18, 2007 as well as equipment leases expiring at various dates through September 2002. Prior to August 20, 1997, the Company was obligated under a noncancelable operating lease for its main operating facility located in Gardena, California. On August 20, 1997, AB Plastics purchased its main operating facility from the prior stockholders for $3,100,000. A warehouse facility located in Compton, California is being leased from an outside party at an annual rental of $230,400 through March 1998. The annual rent will be increased to $253,440 from April 1998 through the end of the lease term. A second facility is being leased from a outside party for the Company's Mexico operations at an annual rental of $454,886. Per the lease agreement, the rent which is payable in US Dollars will be increase 3% at the end of each lease year. In addition to minimum lease payments, the building lease requires payment of applicable operating expenses (including property taxes and various maintenance costs).

              Total operating lease expense for facilities and equipment for the fifty-two weeks ended October 29, 1994, forty-eight weeks ended September 27, 1996, four weeks ended October 27, 1996 and fifty-two weeks ended October 26, 1997 amounted to $900,623, $834,584, $55,731 and $563,971 respectively.

              The following is a schedule of future minimum rental payments subject to cost of living increases:


           Fifty-Two weeks ending                 Building        Equipment          Total
           last Sunday in October                  Leases           Leases          Amount
           ----------------------                 --------        ---------         -------
                  1998                              $749,218          $88,258        $837,476
                  1999                               773,979           82,902         856,881
                  2000                               789,596           60,239         849,835
                  2001                               594,480           40,967         635,447
                  2002                               568,807           25,159         593,966
           Thereafter                              2,886,319                0       2,886,319
                                                  -----------        --------      ----------
           Total                                  $6,362,399         $297,525      $6,659,924
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

Other Agreements

              The Company also entered into management agreements with two companies individually owned by the Company's Chairman and President, respectively, to provide consulting services over a five year period. In July 1997, the management agreement with the Company's president was retroactively amended and restated as an employment agreement with substantially identical terms and conditions. The aggregate commitment for future services under the agreements with the Chairman at October 26, 1997 was approximately $390,000.

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


              For the variable plan options, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date that it becomes probable that the options vest and become exercisable over the exercise price (the amount the employee must pay to acquire the stock). The above variable plan options are evaluated with respect to compensation costs on a quarterly basis by management. No compensation costs have been recognized in the Company's financial statements with respect to stock options. The minimum amount of expense the Company would have to recognize if the target prices are met would be approximately $2,667,000.



             Effective on the date of the Initial Public Offering (see Note
12), certain of such stock options were exercised. Pursuant to such option exercises, and the exercises of the warrants described below, the Company issued an aggregate of 1,560,000 post-split shares of common stock, and received aggregate proceeds of $762,000 (of which $2,000 was paid in cash and $760,000 were in the form of promissory notes).

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
                                                         ==========         ==========         ==========        ==========



NOTE 10 -- Stock Option Plans

              Summary information with respect to the stock option plans is as follows:

                                                                    Range of           Outstanding           Outstanding
                                                                    Exercise             Options               Options
                                                                   Incentives            Granted             Exercisable
                                                                  --------------      ---------------       --------------

              Balance, September 29, 1996
              (Inception)
              Activity:
              --------
                  Granted                                                 $4.00              200,000               23,063
                  Exercised                                                   0                    0                    0
                  Canceled                                                    0                    0                    0
                                                                  --------------      ---------------       --------------
              Balance, October 27, 996                                    $4.00              200,000               23,063
              Stock Split                                                     4                    4                    4
                                                                  --------------      ---------------       --------------
              Balance after the retroactive effect of stock split         $1.00              800,000               92,252

                  Granted                                                 $1.00 to 8.00      232,222               10,000
                  Exercised                                                1.00              360,000               92,252
                  Canceled                                                 0.00                    0                    0
                                                                  --------------      ---------------       --------------
              Balance October 26, 1997                                    $3.84              672,222               10,000
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

As of October 26, 1997, options to purchase 10,000 of such shares were exercisable.

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

NOTE 13 -- Subsequent Events

a) Loan to finance capital expenditures

On November 19, 1997, AB Plastics borrowed approximately $3.0 million from General Electric Capital Corporation to finance the purchase of certain equipment located at AB Plastics' plant in Tijuana. The loan is secured by that equipment and is guaranteed by the Company. The loan bears interest at 9.47% per annum and is repayable in 59 monthly installments of principal and interest.


b) Purchase of Gridshield technology

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

c) Proposed acquisition

On January 28, 1998, the Company entered into an agreement (the "Agreement") to acquire 100% of the outstanding common stock of M.O.S. Plastics, Inc., a California based manufacturer of injection molded plastic products. The transaction, which is anticipated to be completed by February 28, 1998 (the "Closing Date"), will be financed through bank borrowings and will be accounted or as a purchase.

The Agreement contains certain provisions for adjustments to the purchase price at the Closing Date for certain outstanding debt and income tax liabilities, and is subject to a number of conditions including completion of committed financing. The Agreement also includes a termination provision whereby the parties can mutually terminate the Agreement prior to the Closing Date.