Form 10-Q
period 1998-01-25
COMPASS PLASTICS & TECHNOLOGIES INC
filed 1998-03-11
CIK 1040525

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                            FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended January 25, 1998

                               OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 0-23027

              Compass Plastics & Technologies, Inc.
     (Exact name of registrant as specified in its charter)

     Delaware                                  95-4611994
     (State or other jurisdiction of         (IRS Employer
     incorporation or organization           Identification No.)

                   15730 South Figueroa Street
                       Gardena, CA  90248
            (Address of principal executive offices)
                           (Zip Code)

                         (213)  770-8771
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No

     At March 5, 1998, the Registrant has 4,883,750 shares of common stock, par value $.0001 per share, outstanding.












              COMPASS PLASTICS & TECHNOLOGIES, INC.

                            FORM 10-Q

                              INDEX

                                                             Page


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of
          January 25,1998 and October 26,1997

          Condensed Consolidated Statements of Income for the Thirteen Weeks ended January 25, 1998 and
          January 26, 1997

          Condensed Consolidated Statements of Cash
          Flows for the Thirteen Weeks Ended
          January 25, 1998 and January 26, 1997

          Notes to Condensed Consolidated Financial
          Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II   OTHER INFORMATION

          Legal Proceedings
          Changes in Securities
          Defaults upon Senior Securities
          Submissions of matters to a vote of securities holders
          Other Information
          Exhibits and Reports on Form 8-K


SIGNATURES















Part I - Financial Information

Item 1 - Financial Statements

              Compass Plastics & Technologies, Inc.
              Condensed Consolidated Balance Sheets

[CAPTION]


                              (Unaudited)
                           January 25, 1998    October 26, 1997

Current Assets
 Cash and cash equivalents      $660,530           $411,930
 Accounts receivable, net     11,377,738          5,750,205
 Accounts receivable, other      265,703            339,139
 Inventories                   4,546,892          3,898,600
 Prepaid expenses                202,589            227,131
 Income tax receivable           275,306                  0
 Other current assets, net       516,518            528,442

Total Current Assets          17,845,276         11,155,447

Property, Plant & Equipment,
 net                          19,768,590         18,111,455

Other Assets
 Goodwill, net                 1,781,359          1,807,409
 Deposits                        246,313            123,748
 Other assets, net               244,082            192,830

Total Other Assets             2,271,754          2,123,987

Total Assets                 $39,885,620        $31,390,889

Current Liabilities
 Accounts payable and
   accrued expenses          $10,260,449        $ 7,802,412
 Accrued wages and related
   expenses                      642,189            924,535
 Current portion of
   capitalized lease
   obligations                   122,846            122,846
 Income taxes payable                  0             54,597
 Current portion of
   long-term debt                906,624            400,303

Total Current Liabilities     11,932,108          9,304,693

Other Liabilities
 Capitalized lease
   obligations, net of
   current portion               565,643            573,089
 Long-term debt, net of
   current portion            11,634,415          6,026,435
 Deferred income taxes
   payable                     1,862,159          1,838,648

Total Other Liabilities       14,062,217          8,438,172

Total Liabilities             25,994,325         17,742,865

Stockholders' Equity

 Preferred stock, par
   value $.0001; 5,000,000
   shares authorized, none
   outstanding                         0                  0
 Common stock, par value $.0001;
   20,000,000 shares authorized,
   4,883,750 issued and outstanding
   respectively                      488                488
 Additional paid-in capital   12,083,397         12,083,397
 Notes receivable from sale
   of stock                     (706,448)          (733,224)
 Retained earnings             2,513,858          2,297,363

Total Stockholders' Equity    13,891,295         13,648,024

Total Liabilities and Stock-
 holders' Equity             $39,885,620        $31,390,889


The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated balance sheets.



















              Compass Plastics & Technologies, Inc.
           Condensed Consolidated Statements of Income
                           (Unaudited)

[CAPTION]



                            13 Weeks Ended      13 Weeks Ended
                           January 25,1998     January 26,1997

Sales                        $10,787,724         $10,390,996
Cost of Goods Sold             9,434,454           8,381,586
Gross Profit                   1,353,270           2,009,410

Selling Expenses                 170,087             113,695
General Administrative           618,029             482,044
Total Selling, General and
 Administrative                  788,116             595,739

Operating Income                 565,154           1,413,671

Interest Expense                 219,921             272,032
Other Income                     (16,423)             (3,542)

Income before Income Taxes       361,656           1,145,181
Income Taxes                     145,161             447,000
Net Income                      $216,495            $698,181

Basic Earnings Per Share           $0.04               $0.35
Diluted Earnings Per Share         $0.04               $0.19


The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.
















              Compass Plastics & Technologies, Inc.
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

[CAPTION]


                            13 weeks ended      13 weeks ended
                           January 25, 1998    January 26, 1997
                            (Consolidated)      (Consolidated)

Cash Flows from Operating
  Activities
Net Income                      $216,495           $698,181
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

 Depreciation and
  amortization                   353,846            288,837
 Deferred income taxes            23,511                  0

Changes in assets - (increase)
  decrease:

 Accounts receivable, net     (5,627,534)         2,616,933
 Accounts receivable, other       73,436            (34,281)
 Inventories                    (648,292)          (224,240)
 Prepaid expenses                 24,542             68,756
 Income tax refund receivable   (15,715)                  0
 Deposits                      (122,566)                  0
 Other assets                   (51,828)             30,950
Changes in liabilities -
 increase (decrease):
 Accounts payable and accrued
  expenses                     2,458,037           (447,049)
 Accrued wages and payroll
  taxes payable                 (282,346)           268,493
 Income taxes payable           (314,187)           347,000

Total Adjustments             (4,129,096)         2,915,399

Net Cash Provided by
  Operating Activities       ($3,912,601)        $3,613,580

Cash Flows from Investing
  Activities
 Purchase of equipment and
  improvements               ($1,972,544)         ($163,702)
 Collection on note
  receivable, other               26,776                  0


Net Cash Used in Investing
 Activities                  ($1,945,768)         ($163,702)

Cash Flows from Financing
  Activities
 Proceeds from long-term debt $3,834,293                 $0
 Proceeds from line of credit  6,550,000            250,000
 Repayment of long-term debt    (119,878)                 0
 Repayment of capitalized
  lease obligations               (7,446)           (72,018)
 Repayment of line of
  credit                      (4,150,000)        (4,000,000)
Net Cash (Used) Provided by
  Financing Activities        $6,106,969        ($3,822,018)

Net Increase (Decrease) in
 Cash and Cash Equivalents       248,600           (372,140)

Cash and Cash Equivalents -
 Beginning                       411,930            729,729

Cash and Cash Equivalents -
 Ending                         $660,530           $357,589































              Compass Plastics & Technologies, Inc.
             Notes to Condensed Financial Statements

1.   BASIS OF PRESENTATION

Compass Plastics & Technologies, Inc., together with its wholly owned subsidiaries, AB Plastics Corporation, based in Gardena, California, and AB Plastics de Mexico, S.A . de C.V., based in Tijuana, Mexico, is referred to as "Compass" or the "Company."

The accompanying consolidated financial statements are unaudited, except for the October 26,1997 balance sheet, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate for a fair presentation.

These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly present the results of operations for the interim periods. All of the adjustments which have been made are of a normal and recurring nature. The results of interim reporting are not necessarily an indication of the results to be expected for the full year.

For information concerning the Company's significant accounting policies, reference is made to the Company's filing with the Securities and Exchange Commission on Form 10-K.

2.   INVENTORIES

[CAPTION]


                       January 25,1998     October 26,1997

     Raw Materials       $2,476,490         $2,127,034
     Finished Goods and
       WIP                2,070,402          1,771,566
           Total         $4,546,892         $3,898,600


3.   NET EARNINGS PER SHARE

During the 13 weeks ended January 25, 1998, the Company adopted the provision of statement of accounting standards No. 128 earnings per share ("SFAS 128"). SFAS 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. All prior period EPS data has been restated to conform to the new pronouncement. The impact of adopting SFAS 128 was not material. The following table sets forth the computation of basic and diluted earnings per share.

[CAPTION]


                       13 weeks ended      13 weeks ended
                      January 25, 1998    January 26, 1997
                       (Consolidated)             (Consolidated)

Numerator
Net Earnings for Basic
     EPS                   $216,495            $698,181
Net Earnings for Diluted
     EPS                   $216,495            $698,181

Denominator
Shares for Basic EPS -
     Avg. Shares Out-
     standing             4,883,750           2,000,000
Stock Options               382,857           1,600,000
Shares for Diluted EPS    5,266,607           3,600,000

Basic EPS                     $0.04               $0.35
Diluted EPS                   $0.04               $0.19



4.   ACQUISITION OF M.O.S. PLASTICS, INC.

On February 27, 1998, Compass Plastics & Technologies, Inc. (the "Company") completed the acquisition from Werner H. Schulz and Carolyn Schulz, co-trustees of the Schulz Family Living Trust, of all of the outstanding shares of capital stock of M.O.S. Plastics, Inc. ("M.O.S."), a San Jose, California-based injection-molding company that specializes in producing turn-key plastics parts and subassemblies. The purchase price of the acquisition was approximately $17.4 million in cash, subject to adjustment based on a percentage of any step-up in basis of any of the tangible assets of M.O.S. The Company also issued to Werner H. Schulz and Carolyn Schulz, co-trustees of the Schulz Family Living Trust, five-year warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $10.80 per share, and entered into a one-year employment agreement with Mr. Schulz, followed by a one-year consulting agreement, for him to continue in the areas of sales, engineering and tooling for M.O.S. Mr. Schulz will join the Board of Directors of the Company. The information set forth above is qualified in its entirety by reference to the Stock Purchase Agreement, dated as of January 28, 1998, between the Company and Werner H. Schulz and Carolyn Schulz, co-trustees of the Schulz Family Living Trust, a copy of which was filed with the Company's Current Report on Form 8-K dated February 27, 1998.

     In connection with the acquisition, the Company, its wholly-owned subsidiary AB Plastics Corporation ("AB"), and M.O.S. entered into a Commercial Loan Agreement with The Sumitomo Bank of California ("Sumitomo") and Manufacturers Bank, pursuant to which the Company and such subsidiaries (collectively, the "Borrowers") obtained a $6,000,000 revolving credit commitment (with borrowings thereunder limited to specified percentages of the Borrowers' eligible accounts receivable and eligible inventory) maturing on January 2, 2003, and an amortizing $14,000,000 term loan with final maturity on January 2, 2003. Interest payable in respect of such loans will vary depending on the Company's relative degree of leverage from time to time, and such loans are secured by substantially all of the non-real estate assets of the Borrowers. In addition to scheduled amortization payments, the term loan is subject to mandatory prepayment under certain circumstances, including out of any new net debt proceeds, and specified portions of future net equity proceeds and/or excess cash flow until such time as the principal balance of the term loan is reduced to $7,000,000. The proceeds of the term loan and initial revolving credit borrowings were utilized to retire the outstanding revolving credit borrowings under the Company's and AB's previous loan facility with Sumitomo, to pay a portion of the purchase price for the shares of capital stock of M.O.S., to retire certain secured indebtedness of M.O.S., and to pay transaction expenses relating to the acquisition.

     Also in connection with the acquisition, the Company and AB issued a $7,000,000 debenture to Sirrom Capital Corporation d/b/a Tandem Capital ("Sirrom") and a $2,000,000 debenture to Pinecreek Capital Partners, L.P. ("Pinecreek"), each of which debentures bears interest at 12.25% per annum payable quarterly in arrears, and matures as to all principal on February 27, 2003. The Company's and AB's obligations under such debentures are secured by second liens on substantially all of the Company's and AB's non-real estate assets, and such obligations and liens are subordinated to the liens securing the obligations under the Commercial Loan Agreement described above. The net proceeds of such debentures were used to pay a portion of the purchase price for the shares of capital stock of M.O.S.

     In conjunction with the issuance of such debentures, the Company issued to Sirrom and Pinecreek five-year warrants to purchase 420,000 shares and 120,000 shares of common stock of the Company, respectively, at an exercise price of $6.75 per share. In addition, in the event that any portion of their respective debentures remain outstanding on February 27, 2000 and/or each anniversary thereof, the Company has agreed to issue, on each such date, to Sirrom an additional warrant for 140,000 shares of common stock of the Company, and/or to Pinecreek an additional warrant for 40,000 shares of common stock of the Company, in each case at an exercise price equal to the greater of $7.00 per share or 75% of the average closing bid price of the Company's common stock for the 20 trading days preceding the required date of issuance of such additional warrant. The Company has granted to Sirrom and Pinecreek demand and piggyback registration rights in respect of the shares underlying such warrants, and has granted, so long as the debentures remain outstanding, observer rights for a representative of each of Sirrom and Pinecreek to attend all meetings of the Company's Board of Directors.













































ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading manufacturer and assembler of custom injection molded plastic components for computer and consumer electronics OEM's located in Southern California and Mexico. The Company manufactures complex components based on customer specifications and orders. The Company's primary customers are the television and computer display divisions of Sony, Matsushita's Panasonic and Quasar television units, Samsung's computer monitor unit, Casio's electronic keyboard unit, Hitachi and Sanyo television units. The Company supplies its customer requirements from its manufacturing facilities in Gardena, California, and Tijuana, Mexico.

RESULTS OF OPERATIONS

13 WEEKS ENDED JANUARY 25, 1998 COMPARED TO 13 WEEKS ENDED JANUARY
26,1997

     The following table sets forth, for the periods indicated, certain information relating to the Company's operations expressed as a percentage of the Company's net sales.

[CAPTION]


                       13 Weeks Ended      13 Weeks Ended
                      January 25,1998     January 26,1997

Sales                      100.0%              100.0%
Cost of Goods Sold          87.5%               80.7%
Gross Profit                12.5%               19.3%

Selling Expenses             1.6%                1.1%
General Administrative       5.7%                4.6%
Total                        7.3%                5.7%

Operating Income             5.2%               13.6%

Interest Expense             2.0%                2.6%
Other Expense / (Income)    (0.1%)               0.0%

Income before Income Taxes   3.4%               11.0%
Income Taxes                 1.3%                4.3%
Net Income                   2.0%                6.7%


The Company's sales for the 13 weeks ended January 25, 1998 increased $397,000 or 3.8% over the comparable 1997 period. The Company shipped $3.0 million of product to several customers from its new Tijuana plant. Sales to Sony in the 1998 period were $7.1 million, a decrease of 7.8% over the comparable 1997 period, and 65.8% of total sales in the 1998 period. The decline in sales to Sony was offset by sales to the Company's newest clients, Samsung and Sanyo.

The Company's gross profit was $1.4 million, a decrease of 32.7% over the comparable 1997 period. The decrease was attributable to the start up of the Tijuana plant, which added significant overhead expenses, the start up of new molds from Samsung, and the longer holiday shutdown period experienced by our customers. The Company's reduced gross profits as a percentage of sales will continue until such time as revenue increases to offset the additional overhead expenses of two plants and the Company realizes savings from the elimination of off-site warehousing costs, expected to be by May 1998 due to the completion of the Company's new warehouse adjacent to its Gardena manufacturing facility.

The Company's selling, general and administrative expenses increased 32.2% over the comparable 1997 period. The increase is related to personnel added during the 1997 fiscal year in sales, finance and administration and incremental costs associated with being a publicly-held company.

The Company's interest expense decreased 19.2% over the comparable 1997 period. This decrease was due to the reduction in long-term debt from proceeds of the Company's IPO offset by new debt for the purchase and expansion of the Gardena facility and the purchase of capital equipment for the Tijuana plant.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically generated sufficient cash flows from operations to fund its general working capital needs. As of January 25, 1998, the Company had working capital of $5.9 million compared to $1.9 million at October 26,1997. The increase was attributable to an increase in inventory of $648,000, and an increase of Accounts Receivable offset by an increase of Accounts Payable. The increase in Accounts Receivable and Accounts Payable were caused by the Company's unique arrangement with Sony. The Company purchases through Sony all resin and assembly parts used for Sony production. Sony offsets these purchases from sales of finished product when it pays its invoices. At January 25, Sony's Accounts Receivable balance was $9,275,523 and the Company's Accounts Payable balance owed to Sony was $6,512,655.

Net cash used by operations for the 13 weeks ended January 25,1998 was $3.9 million compared to $3.6 million provided for the comparable 1997 period. The difference between the Company's net income of $216,000 and operating cash flow of ($3.9) million was approximately $354,000 in depreciation and amortization and an increase in accrued payables and compensation of $2.5 million offset by a net increase in receivables of $5.6 million and an increase in inventory of $648,000.

Net cash used for investing activities for the 13 weeks ended January 25,1998 was $1.9 million compared to $164,000 for the comparable 1997 period. The 1998 amount reflects the Company's expenditures related to the expansion of the Gardena property and the final construction and installation of equipment at its Tijuana plant.

Net cash provided by financing activities for the 13 weeks ended January 25,1998 was $6.1 million compared to $3.8 million used for the comparable 1997 period. The Company borrowed $3.0 million from General Electric Capital Corporation to pay for equipment at its Tijuana plant. The loan is secured by those certain assets located in Mexico. The Company also borrowed an additional $834,000 under its construction loan, and net borrowings of $2.4 million under its revolving line of credit.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to the Company's dependence on the computer and consumer electronics industries, its concentration of customers, fluctuations in operating results, potential significant indebtedness and leverage, competition, variability of customer requirements and nature of customer commitments on orders, the integration of the Company's new Mexican manufacturing facility and other risks described in the Company's Registration Statement on Form S-1, effective September 3, 1997. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact occur.



















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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               10.17 -  First Amendment to the Construction Loan
               Agreement, dated January 30, 1998, between AB
               Plastics Corporation and Sumitomo Bank of
               California.

               10.18 - Fourth Amendment to the Commercial Loan
               Agreement, dated January 26, 1998, between AB
               Plastics Corporation and Sumitomo Bank of
               California.

               27.1 - Financial Data Schedule.

          (b)  Reports on Form 8-K

               None.














                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COMPASS PLASTICS & TECHNOLOGIES,
                              INC.



Date:  March 10, 1998         By:  /s/ Michael A. Gibbs
                                  Michael A. Gibbs, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date:  March 10, 1998         By:  /s/ Paul J. Iacono
                                  Paul J. Iacono, Vice President -
                                  Finance and Chief Financial
                                  Officer
                                  (Principal Financial and
                                  Accounting Officer)

































                                                    EXHIBIT 10.17

                     FIRST AMENDMENT TO THE
                   CONSTRUCTION LOAN AGREEMENT

     This First Amendment to the Construction Loan Agreement ("Amendment") is entered into this 30th day of January, 1998, by and between AB Plastics Corporation, a California corporation ("Borrower") and Sumitomo Bank of California ("Bank"), with reference to the following:

                         R E C I T A L S

     A. Borrower and Bank have entered into a Construction Loan Agreement, dated August 1, 1997 (the "Agreement") pursuant to which Bank agreed, subject to the terms and conditions of the Agreement, extended a real estate/construction loan in the principal amount of Three Million Five Hundred Thousand and No/100 Dollars ($3,500,000.00) for the purpose of financing Borrower's purchase of its principal place of business, located in Gardena, California, and to finance the construction of an approximately 75,000 square foot warehouse facility at such location. Capitalized terms used herein without definition shall have the meanings given them in the Agreement.

     B.   The Construction Loan is evidenced by that certain
Promissory Note dated August 1, 1997 in the maximum principal amount of Three Million Five Hundred Thousand and No/100 Dollars
($3,500,000).

     C. In connection with the Agreement, Borrower executed that certain Security Agreement and Continuing Guaranty dated as of August 1, 1997 in favor of Bank (the "Security Agreement" and
"Continuing Guaranty.")

     D. Borrower and Bank now desire to amend the Agreement and the Loan Documents as described below:

                        A M E N D M E N T

     NOW THEREFORE in consideration of the foregoing, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Borrower and Bank hereby agree as follows:

     1. AMENDMENT TO THE AGREEMENT. The Agreement is hereby amended, effective as of the date hereof, as follows:

a.   Section 6.1 is hereby restated in entirety as follows:

     "COMPLETION OF PROJECT. Borrower shall promptly commence and diligently proceed with the Project. In any event, Borrower shall complete the Project by May 1, 1998. The Project shall be considered complete for purposes of this Agreement only when (i) all work described in the Plans (other than minor "punch list" corrective items, to be completed within thirty
     (30) days) has been completed and fully paid for (except for the mechanics' lien claims being contested in accordance with
     Section 6.8, below), (ii) all work requiring inspection or certification by any Governmental Agency has been completed and all requisite certificates, approvals and other necessary authorizations (including any required certificates of occupancy) have been obtained, and (iii) sufficient Loan proceeds remain to pay any and all budgeted amounts for post-completion basis."

     2. AMENDMENT TO THE PROMISSORY NOTE. The Promissory Note is hereby amended, effective as of the date hereof, as follows:

a. Section 3.2 of the Promissory Note is hereby restated in entirety as follows:

     "PRINCIPAL AMORTIZATION PAYMENTS. Commencing on the first day of the month following the completion of construction, but in no event later than May 1, 1998 until the Loan is paid in full, Borrower shall make equal monthly principal amortization payments to Lender of $14,583.33."

     3.   REAFFIRMATION OF REPRESENTATIONS AND WARRANTIES.
Borrower reaffirms all of the representations and warranties contained in the Agreement.

     4. REAFFIRMATION OF GUARANTY. Guarantor reaffirms its obligations under the Guaranty originally executed by AB Plastics
Holding Corporation and subsequently renamed as Compass Plastics & Technologies, Inc.

     5. ONGOING EFFECT. Except as set forth herein, all of the terms and conditions of the Loan Documents remain unmodified and in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment, or caused their duly authorized representatives to execute this Amendment, as of the day and year first above written.


BORROWER:                     AB PLASTICS CORPORATION,
                              a California corporation

                              By:  /s/ Paul J. Iacono
                              Title:  Vice President, CFO

GUARANTOR:                    COMPASS PLASTICS & TECHNOLOGIES,
                              INC., a Delaware corporation,
                              formerly known as AB Plastics
                              Holding Corporation


                              By:  /s/ Paul J. Iacono
                              Title:  Vice President, CFO

BANK:                         SUMITOMO BANK OF CALIFORNIA,
                              a California corporation


                              By:  /s/ Sajeda Simjee
                              Title:  Vice President














































                                                    EXHIBIT 10.18


                     FOURTH AMENDMENT TO THE
                    COMMERCIAL LOAN AGREEMENT

     This Fourth Amendment to the Commercial Loan Agreement
("Fourth Amendment") is entered into this 26th day of January, 1998, by and between AB Plastics Corporation, a California corporation ("Borrower") and Sumitomo Bank of California ("Bank"), with reference to the following:

                         R E C I T A L S

     A. Borrower and Bank have entered into a Commercial Loan Agreement, dated September 27, 1996, as amended June 5, 1997, August 1, 1997 and October 31, 1997 (the "Agreement"), pursuant to which Bank agreed, subject to the terms and conditions of the Agreement, to (i) on a revolving basis, make advances to Borrower, which may not at any time exceed, in the aggregate outstanding, a principal amount equal to the lesser of Ten Million Dollars ($10,000,000) or the Borrowing Base (the "Revolving Line of Credit"); and (ii) make equipment loans under an Equipment Line in the aggregate principal amount not to exceed Two Million Dollars ($2,000,000). Capitalized terms used herein without definition shall have the meanings given them in the Agreement.

     B.   The Revolving Line of Credit is evidenced by that certain

Revolving Line Note dated September 27, 1996 in the maximum principal amount of Ten Million and No/100 Dollars ($10,000,000).
The Equipment Line is evidenced by that certain Equipment Line Note dated September 27, 1996, and any amendments thereof, in the maximum principal amount of Two Million Dollars ($2,000,000).

     C.   In connection with the Agreement, Compass Plastics &
Technologies, Inc. guaranteed Borrower's obligations under the Loan Documents and executed certain documents, including the Guaranty and the Stock Pledge Agreement.

     D. Borrower and Bank now desire to amend the Agreement as described below:

                        A M E N D M E N T

     NOW THEREFORE in consideration of the foregoing, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Borrower and Bank hereby agree as follows:

     1. AMENDMENT TO THE AGREEMENT. This Agreement is hereby amended, effective as of September 22, 1997, as follows:

     Section 7.24(i) is hereby restated in entirety as follows:

     "(i) Holdings shall not incur any debt, direct or contingent, except for the $500,000 payable in respect of Jan Adams, or provide any guarantee of any person's or entity's (other than Borrower's) debt without the prior written consent of Bank."

2. REAFFIRMATION OF REPRESENTATIONS AND WARRANTIES. Borrower reaffirms all of the representations and warranties contained in the Agreement.

     3. REAFFIRMATION OF GUARANTY. Guarantor reaffirms its obligations under the Guaranty originally executed by AB Plastics
Holding Corporation and subsequently renamed as Compass Plastics & Technologies, Inc.

     4. ONGOING EFFECT. Except as set forth herein, all of the terms and conditions of the Loan Documents remain unmodified and in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have, or have caused their duly authorized representatives to have, executed this Amendment, as of the day and year first above written.


BORROWER:                     AB PLASTICS CORPORATION,
                              a California corporation


                              By:  /s/ Paul J. Iacono
                              Title:  Vice President, Finance


GUARANTOR:                    COMPASS PLASTICS & TECHNOLOGIES,
                              INC., a Delaware corporation,
                              formerly known as AB Plastics
                              Holding Corporation


                              By:  /s/ Paul J. Iacono
                              Title:  Vice President, Finance


BANK:                         SUMITOMO BANK OF CALIFORNIA,
                              a California corporation


                              By:  /s/ David W. Shaw
                              Title:  Vice President