Form 10-Q
period 1998-04-26
COMPASS PLASTICS & TECHNOLOGIES INC
filed 1998-06-15
CIK 1040525

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended April 26, 1998

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23027

                      Compass Plastics & Technologies, Inc.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                        95-4611994
                      --------                        ----------
         (State or other jurisdiction of            (IRS Employer
          incorporation or organization)         Identification No.)


                           15730 South Figueroa Street
                                Gardena, CA 90248
                                -----------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (213) 770-8771
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

At June 1, 1998, the Registrant had 4,883,750 shares of common stock, par value $.0001 per share, outstanding.

                      COMPASS PLASTICS & TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                         Page
PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

         Condensed Consolidated Balance Sheets as of
          April 26, 1998 and October 26, 1997 ...................            3

         Condensed Consolidated Statements of Operations for
          the Thirteen Weeks and Twenty Six Weeks ended
          April 26, 1998 and April 27, 1997 .....................            5

         Condensed Consolidated Statements of Cash
          Flows for the Twenty Six Weeks Ended
          April 26, 1998 and April 27, 1997 .....................            6

         Notes to Condensed Consolidated
          Financial Statements ..................................            7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations .........           11

PART II -- OTHER INFORMATION.....................................

           Legal Proceedings ....................................           15
           Changes in Securities ................................           15
           Defaults upon Senior Securities ......................           15
           Submissions of matters to a vote of securities holders           15
           Other Information ....................................           15
           Exhibits and Reports on Form 8-K .....................           15



SIGNATURES ......................................................           16

PART I
                          ITEM 1. FINANCIAL STATEMENTS

                     COMPASS PLASTICS & TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 April 26,       October 26,
                                                                    1998             1997
                                                                -----------      -----------
                                    ASSETS                      (unaudited)       (audited)
Current Assets:
    Cash & cash equivalents                                     $   740,040      $   411,930
    Accounts receivable, net                                      8,281,055        5,750,205
    Accounts receivable, other                                      146,863          339,139
    Inventories                                                   6,902,720        3,898,600
    Other current assets, net                                       725,649          755,573

                                                                -----------      -----------
          Total current assets                                   16,796,327       11,155,447

Property, Plant and equipment, net                               24,266,158       18,111,455

Other Assets
    Goodwill, net                                                18,106,883        1,807,409
    Other assets, net                                             1,425,278          316,578

                                                                -----------      -----------
          Total other assets                                     19,532,161        2,123,987

                                                                -----------      -----------
          Total Assets                                          $60,594,646      $31,390,889
                                                                ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites:
    Accounts payable and accrued expenses                       $ 6,986,886      $ 7,802,412
    Accrued wages and related expenses                            1,392,932          924,535
    Current portion of capitalized lease                          1,242,275          122,846
    Income tax payable                                               25,374           54,597
    Current portion of long-term debt                             3,241,179          400,303

                                                                -----------      -----------
         Total current liabilities                               12,888,646        9,304,693

Other Liabilities:
    Long term portion of capital lease                              490,040          573,089
    Long term portion of long-term debt                          31,452,268        6,026,435
    Deferred income taxes payable                                 1,858,208        1,838,648

                                                                -----------      -----------
         Total other liabilities                                 33,800,516        8,438,172

         Total Liabilities                                       46,689,162       17,742,865

                                                                  April 26,         October 26,
                                                                     1998               1997
                                                                ------------       ------------
                                                                 (unaudited)        (audited)
Stockholders' Equity:
    Preferred stock, par value $.0001; 5,000,000 shares
         authorized; none issued and outstanding                        --                 --
    Common stock, par value $.0001; 20,000,000 shares
         authorized, 4,883,750 issued and outstanding at
         April 26, 1998 and October 26, 1997, respectively               488                488
    Additional paid-in capital                                    12,578,134         12,083,397
    Notes receivable from sale of stock                             (706,448)          (733,224)
    Retained earnings                                              2,033,310          2,297,363


                                                                ------------       ------------
          Total Stockholder's Equity                              13,905,484         13,648,024

                                                                ------------       ------------
          Total Liabilities and Stockholders' Equity            $ 60,594,646       $ 31,390,889
                                                                ============       ============


   See accompanying notes to the condensed consolidated financial statements

                      COMPASS PLASTICS & TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                 13 Weeks Ended                       26 Weeks Ended
                                                          April 26,          April 27,         April 26,          April 27,
                                                            1998                1997              1998              1997
                                                        ------------       ------------      ------------       ------------
Revenues:
    Sales                                                $13,119,280         $9,853,369       $23,907,004        $20,244,365
    Cost of Goods Sold                                    11,771,708          8,011,663        21,206,162         16,393,249
                                                        ------------       ------------      ------------       ------------
         Gross Profit                                      1,347,572          1,841,706         2,700,842          3,851,116
                                                        ------------       ------------      ------------       ------------

Selling, General and Administrative:
    Selling Expenses                                         219,970            180,438           390,057            294,133
    General Administrative                                 1,053,724            653,435         1,645,704          1,127,511
    Amortization of Goodwill                                 153,858             26,587           179,907             34,555
                                                        ------------       ------------      ------------       ------------
         Total Selling, General and Administrative         1,427,552            860,460         2,215,668          1,456,199
                                                        ------------       ------------      ------------       ------------

Operating Income (Loss)                                      (79,980)           981,246           485,174          2,394,917

Interest Expense                                             624,634            182,753           828,132            451,243
                                                        ------------       ------------      ------------       ------------

Income (loss) before Income Tax                             (704,614)           798,493          (342,958)         1,943,674
Provision (benefit) for income taxes                        (282,343)           316,770          (137,182)           763,770
                                                        ------------       ------------      ------------       ------------
Income (loss) before extraordinary item                    ($422,271)          $481,723         ($205,776)        $1,179,904
Extraordinary loss from extinguishment
    of indebtedness, net of tax                              (58,277)              --             (58,277)              --
                                                        ------------       ------------      ------------       ------------
Net income (loss)                                          ($480,548)          $481,723         ($264,053)        $1,179,904
                                                        ============       ============      ============       ============
Net income (loss) per comon share:
    Basic:
      Income (loss) before extraordinary loss                 ($0.09)             $0.24            ($0.04)             $0.59
      Extraordinary loss                                       (0.01)              --               (0.01)              --
                                                        ------------       ------------      ------------       ------------
      Net income (loss)                                       ($0.10)             $0.24            ($0.05)             $0.59
                                                        ============       ============      ============       ============

    Diluted:
      Income (loss) before extraordinary loss                 ($0.09)             $0.13            ($0.04)             $0.33
      Extraordinary loss                                       (0.01)              --               (0.01)              --
                                                        ------------       ------------      ------------       ------------
      Net income (loss)                                       ($0.10)             $0.13            ($0.05)             $0.33
                                                        ============       ============      ============       ============

      See accompanying notes to condensed consolidated financial statements

                    COMPASS PLASTICS & TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                            26 Weeks Ended
                                                                  April 26, 1998     April 27, 1997
                                                                  --------------     --------------
Operating Activities:
    Net Income (loss)                                                 ($264,053)        $1,179,904
    Adjustments to reconcile net loss to
         cash used in operating activities:
       Depreciation and amortization                                  1,194,862            635,963
       Deferred income taxes                                             23,511            146,997

       Change in operating assets and liabilities,
         net of effects from purchase of MOS:
            Accounts receivable, net                                   (259,457)         2,346,239
            Accounts receivable, other                                  199,891            (57,976)
            Inventories                                                 (11,879)        (1,097,669)
            Prepaid expenses                                           (507,591)            62,072
            Prepaid income taxes                                              0             18,515
            Income tax refund receivable                                (15,716)           (42,942)
            Deposits                                                   (189,875)          (221,646)
            Accounts payable and accrued expenses                    (2,565,163)           254,756
            Accrued wages and payroll taxes payable                    (396,326)           386,248
            Income tax payable                                         (597,330)           (76,300)

                                                                   ------------       ------------
         Net cash provided by (used in) operating activities        ($3,389,126)        $3,534,161
                                                                   ------------       ------------

Investing Activities:
       Purchase of equipment and improvements                       ($3,813,329)         ($399,068)
       Collection on notes receivable, other                             26,776            (50,000)
       Acquisition of M.O.S., net of cash acquired                  (17,598,419)              --

                                                                   ------------       ------------
         Net cash used in investing activities                     ($21,384,972)         ($449,068)
                                                                   ------------       ------------

Financing Activities:
       Proceeds from long-term debt                                 $26,101,341                 $0
       Proceeds from line of credit                                  11,100,000               --
       Repayment of long-term debt                                     (458,620)              --
       Repayment of line of credit                                  (11,508,964)        (2,850,000)
       Repayment of capitalized lease obligations                      (131,548)          (162,189)

                                                                   ------------       ------------
         Net cash provided by financing activities                  $25,102,208        ($3,012,189)
                                                                   ------------       ------------

         Net increase (decrease) in cash and cash equivalents           328,110             72,904

         Cash and cash equivalents at beginning of period               411,930            729,730
                                                                   ------------       ------------
         Cash and cash equivalents at end of period                    $740,040           $802,634
                                                                   ============       ============

Supplemental Disclosure of Cash Flow Information:
    Cash paid for:
       Interest                                                        $684,725           $451,470
                                                                   ============       ============
       Income taxes                                                    $451,553           $717,500
                                                                   ============       ============

                      Compass Plastics & Technologies, Inc.
                     Notes to Condensed Financial Statements

1.        Basis of Presentation

Compass Plastics & Technologies, Inc., together with its wholly owned subsidiaries, AB Plastics Corporation, based in Gardena, California, AB Plastics de Mexico, S.A . de C.V., based in Tijuana, Mexico, and M.O.S. Plastics, Inc., based in San Jose, California, is referred to as "Compass" or the "Company".

The accompanying consolidated financial statements are unaudited, except for the October 26, 1997 balance sheet, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate for a fair presentation.

These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly present the results of operations for the interim periods. All of the adjustments which have been made are of a normal and recurring nature. The results of interim reporting are not necessarily an indication of the results to be expected for the full year.

For information concerning the Company's significant accounting policies, reference is made to the Company's filing with the Securities and Exchange Commission on Form 10-K for the fiscal year ended October 26, 1997.

2.         Inventories
                                         As of               As of
                                    April 26, 1998     October 26, 1997
                                    --------------     ----------------
Raw Materials                         $3,584,749          $2,127,034
Finished Goods and WIP                 3,317,971           1,771,566
                                      ----------          ----------
          Total                       $6,902,720          $3,898,600
                                      ==========          ==========



3.        Net Earnings (Loss) per Share

During the 26 weeks ended April 26, 1998, the Company adopted the provision of statement of accounting standards No. 128 earnings per share ("SFAS 128"). SFAS 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based on the weighed average of common stock and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded for the weighted average shares for the 13 weeks and 26 weeks ended April 26, 1998 as inclusion is anti-dilutive. All prior period EPS data has been restated to conform to the new pronouncement. The impact of adopting SFAS 128 was not material. The following table sets forth the computation of basic and diluted earnings per share.

                                     13 weeks ended        13 weeks ended        26 weeks ended       26 weeks ended
                                     April 26, 1998        April 27, 1997        April 26, 1998       April 27, 1997
                                     (Consolidated)        (Consolidated)        (Consolidated)       (Consolidated)
Numerator
Net Earnings for Basic EPS                ($480,548)              $481,723            ($264,053)           $1,179,904
Net Earnings for Diluted EPS              ($480,548)              $481,723            ($264,053)           $1,179,904

Denominator
Shares for Basic EPS
Avg. Shares Outstanding                    4,883,750             2,000,000             4,883,750            2,000,000
Stock Options                                    N/A  (1)        1,600,000                   N/A (2)        1,600,000
Shares for Diluted EPS                     4,883,750             3,600,000             4,883,750            3,600,000

Basic EPS                                    ($0.10)                 $0.24               ($0.05)                $0.59
Diluted EPS                                  ($0.10)                 $0.13               ($0.05)                $0.33


(1) Shares from options to purchase 370,159 shares of common stock at prices ranging from $1.00 to $12.40 per share are excluded from the diluted earnings per share calculations because they are anti-dilutive.

(2) Shares from options to purchase 376,508 shares of common stock at prices ranging from $1.00 to $12.40 per share are excluded from the diluted earnings per share calculations because they are anti-dilutive.


4.       Acquisition of M.O.S. Plastics, Inc.

On February 27, 1998, Compass Plastics & Technologies, Inc. ("Compass") completed the acquisition from Werner H. Schulz and Carolyn Schulz, co-trustees of the Schulz Family Living Trust, of all of the outstanding shares of capital stock of M.O.S. Plastics, Inc. ("MOS"), a San Jose, California-based injection-molding company that specializes in producing turn-key plastics parts and subassemblies. The purchase price for the stock was approximately $17.4 million in cash, subject to adjustment based on a percentage of any step-up in basis of any of the tangible assets of MOS. Compass also issued to Werner H. Schulz and Carolyn Schulz, co-trustees of the Schulz Family Living Trust, five-year warrants to purchase 50,000 shares of the common stock of Compass at an exercise price of $10.80 per share, and entered into a one-year employment agreement with Mr. Schulz, followed by a one-year consulting agreement, for him to continue in the areas of sales, engineering and tooling for MOS. Mr. Schulz was elected to the Board of Directors of Compass on May 14, 1998. The information set forth above is qualified in its entirety by reference to the Stock Purchase Agreement, dated as of January 28, 1998, between Compass and Werner H. Schulz and Carolyn Schulz, co-trustees of the Schulz Family Living Trust, a copy of which was filed on March 6, 1998 with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K.

The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair values of the net assets acquired was approximately $16.5 million and has been recorded as goodwill which is being amortized on a straight line basis over a 20 year period.

         In connection with the acquisition, Compass, its wholly-owned subsidiary AB Plastics Corporation ("AB"), and MOS entered into a Commercial Loan Agreement with The Sumitomo Bank of California ("Sumitomo") and Manufacturers Bank ("Manufacturers") (collectively, the "Lenders"), pursuant to which Compass and such subsidiaries (collectively, the "Borrowers") obtained a $6,000,000 revolving credit commitment (with borrowings thereunder limited to specified percentages of the Borrowers' eligible accounts receivable and eligible inventory) maturing on January 2, 2003, and an amortizing $14,000,000 term loan with final maturity on January 2, 2003. Interest payable in respect of such loans will vary depending on the Company's relative degree of leverage from time to time, and such loans are secured by substantially all of the non-real estate assets of the Borrowers. In addition to scheduled amortization payments, the term loan is subject to mandatory prepayment under certain circumstances, including out of any new net debt proceeds, and specified portions of future net equity proceeds and/or excess cash flow until such time as the principal balance of the term loan is reduced to $7,000,000. The proceeds of the term loan and initial revolving credit borrowings were utilized to retire the outstanding revolving credit borrowings under the Company's and AB's previous loan facility with Sumitomo, to pay a portion of the purchase price for the shares of capital stock of MOS, to retire certain secured indebtedness of MOS, and to pay transaction expenses relating to the acquisition.

         As a result of the Company's losses for the 26-week period, as of April 26, 1998, Compass was in violation of certain financial covenants under its Commercial Loan Agreement. The lenders have since amended the loan agreement retroactive to April 26, 1998 to levels where Compass is in compliance.

         Also in connection with the acquisition, Compass and AB issued a $7,000,000 debenture to Sirrom Capital Corporation d/b/a Tandem Capital ("Sirrom") and a $2,000,000 debenture to Pinecreek Capital Partners, L.P. ("Pinecreek"), each of which debentures bears interest at 12.25% per annum payable quarterly in arrears, and matures as to all principal on February 27, 2003. Compass' and AB's obligations under such debentures are secured by second liens on substantially all of Compass' and AB's non-real estate assets, and such obligations and liens are subordinated to the liens securing the obligations under the Commercial Loan Agreement described above. The net proceeds of such debentures were used to pay a portion of the purchase price for the shares of capital stock of MOS.

         In conjunction with the issuance of such debentures, the Company issued to Sirrom and Pinecreek five-year warrants to purchase 420,000 shares and 120,000 shares of common stock of Compass, respectively, at an exercise price of $6.75 per share. In addition, in the event that any portion of their respective debentures remain outstanding on February 27, 2000 and/or each anniversary thereof, Compass has agreed to issue, on each such date, to Sirrom an additional warrant for 140,000 shares of common stock of the Company, and/or to Pinecreek an additional warrant for 40,000 shares of common stock of Compass, in each case at an exercise price equal to the greater of $7.00 per share or 75% of the average closing bid price of Compass' common stock for the 20 trading days preceding the required date of issuance of such additional warrant. Compass has granted to Sirrom and Pinecreek demand and piggyback registration rights in respect of the shares underlying such warrants, and has granted, so long as the debentures remain outstanding, observer rights for a representative of each of Sirrom and Pinecreek to attend all meetings of Compass' Board of Directors.

As a consequence of the acquisition, the consolidated balance sheet of the Company at April 26,1998 includes the balance sheet of MOS along with preliminary purchase accounting adjustments. The results of operations of MOS have been included in the consolidated results of operations and the consolidated statements of cash flow of the Company since February 27, 1998, the date of acquisition.

The following proforma financial information presents the results of operations of the Company with MOS as though the acquisition was consummated as of October 27,1997. Proforma adjustments have been made to give effect to the amortization of goodwill and other intangibles, interest expense related to acquisition debt, the related tax effects, and the effect upon basic and diluted earnings per share of the stock options and stock warrants issued in conjunction with the acquisitions.



                                               13 Weeks Ended    26 Weeks Ended
                                               April 26, 1998    April 26, 1998
                                               --------------    ---------------
Sales                                           $14,655,105        $29,681,150
Net Income                                        ($515,953)         ($613,451)

Net Income (loss) per Share
     Basic                                          ($0.11)            ($0.13)
     Diluted                                        ($0.11)            ($0.13)


Such proforma results are not necessarily indicative of what the actual consolidated results of operations would have been if the acquisition had been effected at the beginning of the periods presented or the results which may be achieved in the future.


5.   Extraordinary Loss from Extinguishment of Indebtedness

As a consequence of the new senior loan agreement with Sumitomo and the repayment of outstanding revolving credit borrowings under AB's previous loan facility, approximately $97,000 of deferred loan fees was retired, and it was recorded as an extraordinary loss from extinguishment of indebtedness during the 13 weeks ended April 26, 1998.

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Overview


 The Company is a leading manufacturer and assembler of custom injection molded plastic components for computer, medical and consumer electronics OEM's located in California and Mexico. The Company manufactures complex components based on customer specifications and orders. The Company's most significant customers are the television and computer display divisions of Sony, Matsushita's Panasonic and Quasar television units, Samsung's computer monitor unit, Casio's electronic keyboard unit, Hitachi and Sanyo television units. The Company supplies its customer requirements from its manufacturing facilities in Gardena and San Jose, California, and Tijuana, Mexico.

The Company's purchase of Silicon Valley-based MOS Plastics, Inc. was completed on February 27, 1998. MOS' current customers include many divisions of Hewlett Packard, Apple Computer, Lifescan, Nellcor, Origin, and Silicon Graphics. The addition of MOS is one major step towards achieving the Company's goals of customer diversification and expansion of its engineering, tooling and manufacturing capability. The Company believes the acquisition solidifies Compass' position as a total outsourcing partner from design to production.

The Company has been affected by the economic instability of Asian countries which is reflected in the Company's reported losses in the quarter and for the year. Some companies have taken a nationalistic view, including one of Compass' customers so far, and are relocating some production back home to offset unemployment and enjoy favorable export prices due to currency devaluation. The Company believes, however, that this situation is temporary and that the decisions to transfer production from Asia to the Baja California, Mexico, area will be driven by the NAFTA requirements for international electronic manufacturers to have significant production facilities in North America by 2001. The Company knows of ten, mostly Taiwanese, computer monitor manufacturers that have opened or announced plans to open plants in the Baja area this year. However, there can be no guarantee the Company will be awarded any new business from these companies. The Company's earnings have been reduced due to the added overhead expenses of the Company's new plant in Tijuana which was built in anticipation of this future business.

Comparative Results of Operations;

The following table sets forth, for the periods indicated, certain information relating to the Company's operations expressed as a percentage of the Company's net sales.



                                                                 13 Weeks Ended                 26 Weeks Ended
                                                            April 26,      April 27,       April 26,      April 27,
                                                              1998           1997            1998           1997
                                                           ------------   ------------    ------------   ------------
Revenues:
    Sales                                                       100.0%         100.0%          100.0%         100.0%
    Cost of Goods Sold                                           89.7%          81.3%           88.7%          81.0%
                                                           ------------   ------------    ------------   ------------
         Gross Profit                                            10.3%          18.7%           11.3%          19.0%
                                                           ------------   ------------    ------------   ------------

Selling, General and Administrative:
    Selling Expenses                                              1.7%           1.8%            1.6%           1.5%
    General Administrative                                        8.0%           6.6%            6.9%           5.6%
    Amortization of Goodwill                                      1.2%           0.3%            0.8%           0.2%
                                                           ------------   ------------    ------------   ------------
         Total Selling, General and Administrative               10.9%           8.7%            9.3%           7.2%
                                                           ------------   ------------    ------------   ------------

Operating Income (Loss)                                          (0.6%)         10.0%            2.0%          11.8%

Interest Expense                                                  4.8%           1.9%            3.5%           2.2%
                                                           ------------   ------------    ------------   ------------

Income (loss) before Income Tax                                  (5.4%)          8.1%           (1.4%)          9.6%
Provision (benefit) for income taxes                             (2.2%)          3.2%           (0.6%)          3.8%
                                                           ------------   ------------    ------------   ------------
Income (loss) before extraordinary item                          (3.2%)          4.9%           (0.9%)          5.8%
Extraordinary loss from extinguishment
    of indebtedness                                               0.4%           0.0%            0.2%           0.0%
                                                           ------------   ------------    ------------   ------------
Net income (loss)                                                (3.7%)          4.9%           (1.1%)          5.8%
                                                           ============   ============    ============   ============




The Company's sales for the 13 weeks ended April 26, 1998 increased $3.3 million or 33.1% over the comparable 1997 period, due primarily to the inclusion of the sales of MOS from February 27,1998, the date of acquisition. Sales from existing businesses increased 6.2% over the comparable 1997 period. The Company shipped over $4.4 million of product to several customers from its new Tijuana plant, a 56% increase over shipments in the first quarter of 1998. Sales to Sony increased 4.3% over the comparable 1997 period, and represented 55.6% of total sales in the 1998 period, compared to 71.0% of total sales for the comparable 1997 period.

The Company's sales for the 26 weeks ended April 26,1998 increased $3.6 million or 18.1% due primarily to the inclusion of the sales of MOS from February 27,1998, the date of acquisition. Sales from existing businesses increased 4.6% over the comparable 1997 period.

The Company's gross profit declined 26.8% for the 13 weeks, and 29.9% for the 26 weeks, over the comparable 1997 periods respectively. AB's revenue was up slightly in the quarter and for the year, however the start-up of its Tijuana plant, which added significant overhead expenses, is principally responsible for the gross profit decline. AB has cut overhead expenses at its Gardena plant and completed construction of its new warehouse in May, eliminating off-site warehousing costs. However, the Company's reduced gross profits, as a percentage of sales, will continue until such time as revenue increases to offset the additional overhead expenses of the new plant.

The Company's selling, general and administrative expenses increased 65.9% for the 13-week period and 52.2% for the 26-week period, over the comparable 1997 periods, respectively. SG&A expenses were 10.9% of sales for the 13 weeks, and 9.3% for the 26 weeks, compared to 8.7% and 7.2% for the comparable 1997 periods, respectively. The increase is primarily due to the inclusion of MOS from February 27,1998, the date of acquisition, which added $270,000 in expenses and $130,000 of goodwill amortization, administrative expenses of AB Plastics de Mexico which started operations in November 1997, personnel additions in sales and finance at AB added during the 1997 fiscal year, and incremental costs associated with being a publicly-held company beginning in September 1997.

The Company's interest expense increased $442,000, or 242%, for the 13 weeks, and $377,000, or 83.6%, for the 26 weeks, over the comparable 1997 periods, respectively. Approximately $400,000 of the increase was attributable to new debt issued to purchase the stock of MOS. Additionally, interest expense increased from the inclusion of existing MOS debt from February 27,1998, the addition of debt associated with the purchase of new equipment for Tijuana in November 1997, and the purchase of the Gardena property and construction of the warehouse addition starting in August 1997.


Liquidity and Capital Resources

The Company has historically generated sufficient cash flows from operations to fund its general working capital needs. As of April 26, 1998, the Company had working capital of $3.9 million compared to $1.9 million at October 26,1997. The increase was attributable to the inclusion of MOS, which added $900,000, and a reduction in accounts payable and accrued employee benefits of $3.4 million offset by an increase in the current portion of debt of $2.3 million.

Net cash used by operations for the 26 weeks ended April 26,1998 was $3.4 million, compared to $3.5 million provided by operations for the comparable 1997 period. The principle use of cash was a reduction in accrued payables and compensation of $3.6 million.

Net cash used for non-acquisition investing activities for the 26 weeks ended April 26, 1998 was $3.8 million, compared to $449,000 for the comparable 1997 period. The 1998 amount reflects the Company's expenditures related to the expansion of the Gardena property and the final construction and installation of equipment at its Tijuana plant.

The Company's financing activities included a new $3.0 million loan from General Electric Capital Corporation to pay for equipment at its Tijuana plant. The loan is secured by that equipment. The Company also borrowed an additional $731,000 under its construction loan agreement to complete its warehouse addition.

In connection with the acquisition of MOS, Borrowers entered into a new $20 million Commercial Loan Agreement with Sumitomo and Manufacturers. The loan consists of a $6 million revolving credit facility and a $14 million term loan. At April 26, 1998, total borrowings under the loan agreement were $18.1 million. The interest rate is variable based on the Company's leverage ratios from time to time. Interest is payable monthly, with scheduled principal payments on the term loan to be made quarterly starting July 1, 1998. At April 26, 1998, the Company's effective interest rate was 8.55%. Also in connection with the acquisition, Compass and AB borrowed $9 million in subordinated debentures. The interest rate is 12.25% and interest is payable quarterly beginning June 1, 1998. The information set forth above is qualified in its entirety by reference to the respective loan agreements, dated as of February 27, 1998, copies of which are attached hereto as Exhibits 10.19, 10.20 and 10.21.

As a result of the Company's losses for the 26-week period, as of April 26, 1998, Compass was in violation of certain financial covenants under its senior loan agreement. The lenders have since amended the loan agreement retroactive to April 26, 1998 to levels where Compass is in compliance.


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

Item 2.  Change in Securities

         Not Applicable

Item 3.  Defaults upon Senior Securities

         As of April 26, 1998, Compass was in violation of certain financial covenants under its senior loan agreement. The lenders have since amended the loan agreement retroactive to April 26, 1998 to levels where Compass is in compliance.

Item 4.  Submission of Matters to a vote of Securities Holders

         None.

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits :

     10.19 Commercial Loan Agreement, dated as of February 27,1998, between Compass, AB, and MOS ("Borrowers") and Sumitomo Bank of California and Manufacturers Bank.

     10.20 Debenture Purchase Agreement dated February 27,1998, between Compass, AB, and Sirrom Capital Corporation d/b/a Tandem Capital.

     10.21 Debenture Purchase Agreement dated February 27,1998, between Compass, AB, and Pinecreek Capital Partners, L.P.

     27.1      Financial Data Schedule.

 (b) Reports on Form 8-K

     The Company filed the following reports during the quarterly period ending April 26,1998:

     1. Current Report on Form 8-K, dated January 28, 1998, reporting the execution of an agreement to acquire MOS Plastics.

     2. Current Report on Form 8-K, dated February 27, 1998, as amended, reporting the closing of the acquisition of MOS Plastics.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      COMPASS PLASTICS & TECHNOLOGIES, INC.


Date: June 12, 1998                    By:  /s/ Paul J. Iacono
                                           -------------------------------------
                                        Paul J. Iacono, Vice President - Finance
                                        and Chief Financial Officer
                                        (Principal Financial and
                                               Accounting Officer)