Form 10-Q
period 1998-07-26
COMPASS PLASTICS & TECHNOLOGIES INC
filed 1998-09-09
CIK 1040525

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended July 26, 1998

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At September 1, 1998, the Registrant had 4,883,750 shares of common stock, par value $.0001 per share, outstanding.

                      COMPASS PLASTICS & TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                           Page
PART  I  -        FINANCIAL INFORMATION

Item 1.           Financial Statements

         Condensed Consolidated Balance Sheets as of
          July 26, 1998 and October 26, 1997................................  3

         Condensed Consolidated Statements of Operations for
          the Thirteen Weeks and Thirty Nine Weeks ended
          July 26, 1998 and July 27, 1997...................................  5

         Condensed Consolidated Statements of Cash
          Flows for the Thirty Nine Weeks Ended
          July 26, 1998 and July 27, 1997...................................  6

         Notes to Condensed Consolidated
          Financial Statements..............................................  7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................  11

PART II  -    OTHER INFORMATION.............................................

            Item 1. Legal Proceedings.......................................  15
                 2. Changes in Securities...................................  15
                 3. Defaults upon Senior Securities.........................  15
                 4. Submissions of Matters to a Vote of Securities Holders..  15
                 5. Other Information.......................................  15
                 6. Exhibits and Reports on Form 8-K........................  15



SIGNATURES..................................................................  16

PART I
                          ITEM 1. FINANCIAL STATEMENTS

                     COMPASS PLASTICS & TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         July 26,             October 26,
                                                                          1998                   1997
                                                                      -----------            -----------
 ASSETS                                                                (unaudited)             (audited)
Current Assets:
    Cash & cash equivalents                                           $   337,321            $   411,930
    Accounts receivable, net                                            6,505,320              5,750,205
    Accounts receivable, other                                            152,226                339,139
    Inventories                                                         6,590,806              3,898,600
    Other current assets, net                                           1,160,675                755,573

                                                                      -----------            -----------
          Total current assets                                         14,746,348             11,155,447

Property, Plant and equipment, net                                     24,720,307             18,111,455

Other Assets
    Goodwill, net                                                      18,119,318              1,807,409
    Other assets, net                                                   1,340,749                316,578

                                                                      -----------            -----------
          Total other assets                                           19,460,067              2,123,987


                                                                      -----------            -----------
          Total Assets                                                $58,926,722            $31,390,889
                                                                      ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites:
    Accounts payable and accrued expenses                             $ 7,571,044            $ 7,802,412
    Accrued wages and related expenses                                  1,279,459                924,535
    Current portion of capitalized lease                                1,095,003                122,846
    Income tax payable                                                          0                 54,597
    Current portion of long-term debt                                   3,475,397                400,303

                                                                      -----------            -----------
         Total current liabilities                                     13,420,903              9,304,693

Other Liabilities:
    Long term portion of capital lease                                    440,878                573,089
    Long term portion of long-term debt                                29,793,819              6,026,435
    Deferred income taxes payable                                       1,858,208              1,838,648

                                                                      -----------            -----------
         Total other liabilities                                       32,092,905              8,438,172

         Total Liabilities                                            $45,513,808            $17,742,865

                                                                     July 26,               October 26,
                                                                       1998                    1997
                                                                  ------------             ------------
                                                                   (unaudited)               (audited)
Stockholders' Equity:
    Preferred stock, par value $.0001; 5,000,000 shares
         authorized; none issued and outstanding                                                      -
    Common stock, par value $.0001; 20,000,000 shares
         authorized, 4,883,750 issued and outstanding at
     July 26, 1998 and October 26, 1997, respectively             $        488             $        488
Additional paid-in capital                                          12,578,134               12,083,397
Notes receivable from sale of stock                                   (706,448)                (733,224)
Retained earnings                                                    1,540,740                2,297,363


                                                                  ------------             ------------
      Total Stockholder's Equity                                    13,412,914               13,648,024

                                                                  ------------             ------------
      Total Liabilities and Stockholders' Equity                  $ 58,926,722             $ 31,390,889
                                                                  ============             ============


   See accompanying notes to the condensed consolidated financial statements

                      COMPASS PLASTICS & TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                13 Weeks Ended                      39 Weeks Ended
                                                          July 26,          July 27,          July 26,          July 27,
                                                            1998              1997              1998              1997
                                                       ------------      ------------      ------------      ------------
Revenues:
    Sales                                              $ 13,558,373      $  9,644,337      $ 37,465,377      $ 29,888,702
    Cost of Goods Sold                                   11,810,564         7,899,182        33,016,726        24,292,431
                                                       ------------      ------------      ------------      ------------
         Gross Profit                                     1,747,809         1,745,155         4,448,651         5,596,271
                                                       ------------      ------------      ------------      ------------

Selling, General and Administrative:
    Selling Expenses                                        248,190           188,310           638,247           482,443
    General Administrative                                1,177,341           593,639         2,823,045         1,721,150
    Amortization of Goodwill                                218,858            17,280           398,765            51,835
                                                       ------------      ------------      ------------      ------------
         Total Selling, General and Administrative        1,644,389           799,229         3,860,057         2,255,428
                                                       ------------      ------------      ------------      ------------

Operating Income (Loss)                                     103,420           945,926           588,594         3,340,843

Interest Expense                                            931,030           243,680         1,759,162           694,923
Other Expense / (Income)                                          0            (5,339)                0            (5,339)
                                                       ------------      ------------      ------------      ------------

Income (loss) before Income Tax                            (827,610)          707,585        (1,170,568)        2,651,259
Provision (benefit) for income taxes                       (335,040)          320,230          (472,222)        1,084,000
                                                       ------------      ------------      ------------      ------------
Income (loss) before extraordinary item                    (492,570)          387,355          (698,346)        1,567,259
Extraordinary loss from extinguishment
    of indebtedness, net of tax                                   0                 0           (58,277)                0
                                                       ------------      ------------      ------------      ------------
Net income (loss)                                         ($492,570)         $387,355         ($756,623)       $1,567,259
                                                       ============      ============      ============      ============

Net income (loss) per comon share:
    Basic:
      Income (loss) before extraordinary loss                ($0.10)            $0.19            ($0.14)            $0.78
      Extraordinary loss                                         --                --             (0.01)               --
                                                       ------------      ------------      ------------      ------------
      Net income (loss)                                      ($0.10)            $0.19            ($0.15)            $0.78
                                                       ============      ============      ============      ============

    Diluted:
      Income (loss) before extraordinary loss                ($0.10)            $0.11            ($0.14)            $0.44
      Extraordinary loss                                         --                --             (0.01)               --
                                                       ------------      ------------      ------------      ------------
      Net income (loss)                                      ($0.10)            $0.11            ($0.15)            $0.44
                                                       ============      ============      ============      ============

                    COMPASS PLASTICS & TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                     39 Weeks Ended
                                                                         July 26, 1998            July 27, 1997
                                                                         ------------             ------------
Operating Activities:
    Net Income (loss)                                                       ($756,623)              $1,567,259
    Adjustments to reconcile net loss to
         cash used in operating activities:
       Depreciation and amortization                                        2,150,515                  945,360
       Deferred income taxes                                                   23,511                  209,520

       Change in operating assets and liabilities,
         net of effects from purchase of MOS:
            Accounts receivable, net                                        1,516,278                  976,854
            Accounts receivable, other                                        194,527                 (253,218)
            Inventories                                                       300,035               (1,200,470)
            Prepaid expenses                                                 (269,341)                 (93,188)
            Other assets                                                     (865,728)                (670,056)
            Accounts payable and accrued expenses                          (1,981,003)                 247,566
            Accrued wages and payroll taxes payable                          (509,800)                 453,511
            Income taxes                                                     (954,163)                 103,752

                                                                         ------------             ------------
         Net cash provided by (used in) operating activities              ($1,151,792)              $2,286,890
                                                                         ------------             ------------

Investing Activities:
       Purchase of equipment and improvements                             ($4,832,718)               ($973,550)
       Collection on notes receivable, other                                   26,776                  (50,000)
       Acquisition of M.O.S., net of cash acquired                        (17,598,419)                      --

                                                                         ------------             ------------
         Net cash used in investing activities                           ($22,404,361)            ($ 1,023,550)
                                                                         ------------             ------------

Financing Activities:
       Proceeds from long-term debt                                       $27,134,293               $1,467,837
       Proceeds from line of credit                                        14,300,000                       --
       Repayment of long-term debt                                         (4,141,440)                 (25,914)
       Repayment of line of credit                                        (13,483,327)              (2,450,000)
       Repayment of capitalized lease obligations                            (327,982)                (764,060)

                                                                         ------------             ------------
         Net cash provided by financing activities                        $23,481,544              ($1,772,137)
                                                                         ------------             ------------

         Net increase (decrease) in cash and cash equivalents                 (74,609)                (508,797)

         Cash and cash equivalents at beginning of period                     411,930                  729,729
                                                                         ------------             ------------
         Cash and cash equivalents at end of period                          $337,321                 $220,932
                                                                         ============             ============

  See accompanying notes to the condensed consolidated financial statements

                      Compass Plastics & Technologies, Inc.
                     Notes to Condensed Financial Statements

1.        Basis of Presentation

Compass Plastics & Technologies, Inc., together with its wholly owned subsidiaries, AB Plastics Corporation, based in Gardena, California, AB Plastics de Mexico, S.A . de C.V., based in Tijuana, Mexico, and M.O.S. Plastics, Inc., based in San Jose, California, is referred to as the "Company".

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

2.         Inventories
                                     As of                 As of
                                 July 26, 1998       October 26, 1997
                                 -------------       ----------------
Raw Materials                     $3,426,442            $2,127,034
Finished Goods and WIP             3,164,364             1,771,566
                                  ----------            ----------
          Total                   $6,590,806            $3,898,600
                                  ==========            ==========



3.        Net Earnings (Loss) per Share

During the 39 weeks ended July 26, 1998, the Company adopted the provision of statement of accounting standards No. 128 earnings per share ("SFAS 128"). SFAS 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is based on the weighted average of common stock and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded for the weighted average shares for the 13 weeks and 39 weeks ended July 26, 1998 as inclusion is anti-dilutive. All prior period EPS data has been restated to conform to the new pronouncement. The impact of adopting SFAS 128 was not material. The following table sets forth the computation of basic and diluted earnings per share.

                                        13 weeks ended        13 weeks ended        39 weeks ended       39 weeks ended
                                        July 26, 1998          July 27, 1997         July 26, 1998        July 27, 1997
                                        (Consolidated)        (Consolidated)        (Consolidated)       (Consolidated)
                                        --------------        --------------        --------------       --------------
Numerator
Net Earnings for Basic EPS                ($492,570)              $387,355            ($756,623)           $1,567,259
Net Earnings for Diluted EPS              ($492,570)              $387,355            ($756,623)           $1,567,259

Denominator
Shares for Basic EPS
Avg. Shares Outstanding                    4,883,750             2,000,000             4,883,750            2,000,000
Stock Options                                    N/A (1)         1,600,000                   N/A (2)        1,600,000
Shares for Diluted EPS                     4,883,750             3,600,000             4,883,750            3,600,000

Basic EPS                                    ($0.10)                 $0.19               ($0.15)                $0.78
Diluted EPS                                  ($0.10)                 $0.11               ($0.15)                $0.44

(1) Stock options and warrants to purchase 1,685,222 shares of common stock at prices ranging from $1.00 to $12.40 per share are excluded from the diluted earnings per share calculations because they are anti-dilutive. The dilutive effect, using the treasury stock method, would have been 302,928 shares.

(2) Stock options and warrants to purchase 1,685,222 shares of common stock at prices ranging from $1.00 to $12.40 per share are excluded from the diluted earnings per share calculations because they are anti-dilutive. The dilutive effect, using the treasury stock method, would have been 351,981 shares.


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

As a result of the Company's losses for its recent 39-week period, as of July 26, 1998, Compass was in violation of certain financial covenants under its Commercial Loan Agreement. The Lenders have agreed to forebear on those certain covenant defaults provided that such forbearance shall terminate as to such covenant defaults on October 31, 1998.

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

         In conjunction with the issuance of such debentures, the Company issued to Sirrom and Pinecreek five-year warrants to purchase 420,000 shares and 120,000 shares of common stock of Compass, respectively, at an exercise price of $6.75 per share. In addition, in the event that any portion of their respective debentures remain outstanding on February 27, 2000 and/or each anniversary thereof, Compass has agreed to issue, on each such date, to Sirrom an additional warrant for 140,000 shares of common stock of Compass, and/or to Pinecreek an additional warrant for 40,000 shares of common stock of Compass, in each case at an exercise price equal to the greater of $7.00 per share or 75% of the average closing bid price of Compass' common stock for the 20 trading days preceding the required date of issuance of such additional warrant. Compass has granted to Sirrom and Pinecreek demand and piggyback registration rights in respect of the shares underlying such warrants, and has granted, so long as the debentures remain outstanding, observer rights for a representative of each of Sirrom and Pinecreek to attend all meetings of Compass' Board of Directors.

As a consequence of the acquisition, the consolidated balance sheet of the Company at July 26, 1998 includes the balance sheet of MOS along with preliminary purchase accounting adjustments. The results of operations of MOS have been included in the consolidated results of operations and the consolidated statements of cash flow of the Company since February 27, 1998, the date of acquisition.

The following proforma financial information presents the results of operations of the Company with MOS as though the acquisition was consummated as of October 27, 1997. Proforma adjustments have been made to give effect to the amortization of goodwill and other intangibles, interest expense related to acquisition debt, the related tax effects, and the effect upon basic and diluted earnings per share of the stock options and stock warrants issued in conjunction with the acquisitions.



                                  13 Weeks Ended          39 Weeks Ended
                                   July 26, 1998           July 26, 1998
                                   -------------           -------------
Sales                               $13,558,373             $43,157,486
Net Income                            ($492,570)            ($1,071,403)

Net Income (loss) per Share
     Basic                               ($0.10)                 ($0.22)
     Diluted                             ($0.10)                 ($0.22)


Such proforma results are not necessarily indicative of what the actual consolidated results of operations would have been if the acquisition had been effected at the beginning of the periods presented or the results which may be achieved in the future.


5.   Extraordinary Loss from Extinguishment of
          Indebtedness

As a consequence of the new Loan Agreement with the Lenders and the repayment of outstanding revolving credit borrowings under AB's previous loan facility, approximately $97,000 of deferred loan fees was retired, and such amount was recorded as an extraordinary loss from extinguishment of indebtedness during the 39 weeks ended July 26, 1998.

Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Overview


 The Company is a leading manufacturer and assembler of custom injection molded plastic components for computer, medical and consumer electronics OEM's located in California and Mexico. The Company manufactures complex components based on customer specifications and orders. The Company's most significant customers are the television and computer display divisions of Sony, Matsushita's Panasonic and Quasar television units, Samsung's computer monitor unit, Casio's electronic keyboard unit, Hitachi's and Sanyo's television units. The Company supplies its customer requirements from its manufacturing facilities in Gardena and San Jose, California, and Tijuana, Mexico.

Compass' purchase of Silicon Valley-based M.O.S. Plastics, Inc. was completed on February 27, 1998. MOS' current customers include many divisions of Hewlett Packard, Apple Computer, Lifescan, Nellcor, Origin, and Silicon Graphics. The addition of MOS is one major step towards achieving the Company's goals of customer diversification and expansion of its engineering, tooling and manufacturing capability. The Company believes that the acquisition solidifies the Company's position as a total outsourcing partner from design to production.

The Company has been significantly affected by the economic instability of Asian countries, which is reflected in the Company's reported losses in the recent quarter and for the year. Some companies have taken a nationalistic view, including one of Compass' customers so far, and are relocating some production back home to offset unemployment and enjoy favorable export prices due to currency devaluation. The Company believes, however, that this situation is temporary and that the decisions to transfer production from Asia to the Baja California, Mexico, area will be driven by (a) the NAFTA requirements for international electronic manufacturers to have significant production facilities in North America by 2001 and (b) the desire of leading computer companies such as Dell and Gateway to minimize in-process and finished goods inventory. The Company knows of ten, mostly Taiwanese, computer monitor manufacturers that have opened or announced plans to open plants in the Baja area this year. However, there can be no guarantee the Company will be awarded any new business from these companies. The Company's earnings have been reduced due to the added overhead expenses of the Company's new plant in Tijuana which was built in anticipation of this future business.

Comparative Results of Operations

The following table sets forth, for the periods indicated, certain information relating to the Company's operations expressed as a percentage of the Company's net sales.

                                                               13 Weeks Ended                 39 Weeks Ended
                                                             July 26,     July 27,         July 26,     July 27,
                                                               1998         1997             1998         1997
                                                           -----------  -----------      -----------  ------------
Revenues:
    Sales                                                       100.0%       100.0%           100.0%        100.0%
    Cost of Goods Sold                                           87.1%        81.9%            88.1%         81.3%
                                                           -----------  -----------      -----------  ------------
         Gross Profit                                            12.9%        18.1%            11.9%         18.7%
                                                           -----------  -----------      -----------  ------------

Selling, General and Administrative:
    Selling Expenses                                              1.8%         2.0%             1.7%          1.6%
    General Administrative                                        8.7%         6.2%             7.5%          5.8%
    Amortization of Goodwill                                      1.6%         0.2%             1.1%          0.2%
                                                           -----------  -----------      -----------  ------------
         Total Selling, General and Administrative               12.1%         8.3%            10.3%          7.5%
                                                           -----------  -----------      -----------  ------------

Operating Income (Loss)                                           0.8%         9.8%             1.6%         11.2%

Interest Expense                                                  6.9%         2.5%             4.7%          2.3%
Other Expense / (Income)                                          0.0%        -0.1%             0.0%          0.0%
                                                           -----------  -----------      -----------  ------------

Income (loss) before Income Tax                                  -6.1%         7.3%            -3.1%          8.9%
Provision (benefit) for income taxes                             -2.5%         3.3%            -1.3%          3.6%
                                                           -----------  -----------      -----------  ------------
Income (loss) before extraordinary item                          -3.6%         4.0%            -1.9%          5.2%
Extraordinary loss from extinguishment
    of indebtedness, net of tax                                   0.0%         0.0%            -0.2%          0.0%
                                                           -----------  -----------      -----------  ------------
Net income (loss)                                                -3.6%         4.0%            -2.0%          5.2%
                                                           ===========  ===========      ===========  ============

The Company's sales for the 13 weeks ended July 26, 1998 increased $3.9 million or 40.6% over the comparable 1997 period, due primarily to the inclusion of the sales of MOS from February 27, 1998, the date of acquisition. Sales from existing businesses decreased 12.0% over the comparable 1997 period. The Company shipped more than $3.7 million of product to several customers from its new Tijuana plant in the 1998 period. Sales to Sony decreased 32.1% over the comparable 1997 period, and represented 34.0% of total sales in the 1998 period, compared to 70.3% of total sales for the comparable 1997 period.

The Company's sales for the 39 weeks ended July 26, 1998 increased $7.6 million or 25.3%, due primarily to the inclusion of the sales of MOS from February 27,1998, the date of acquisition. Sales from existing businesses were about equal to the comparable 1997 period.

The Company's gross profit was about equal for the 13 weeks, and declined 20.5% for the 39 weeks, over the comparable 1997 periods, respectively. AB's revenue decline and the start-up of its Tijuana plant, which added significant overhead expenses, is principally responsible for the gross profit decline. AB has cut overhead expenses at its Gardena plant and completed construction of its new warehouse in May, eliminating off-site warehousing costs. However, the Company's reduced gross profits, as a percentage of sales, will continue until such time as revenue increases to offset the additional overhead expenses of the new plant.

The Company's selling, general and administrative expenses increased 105.9% for the 13-week period and 71.2% for the 39-week period, over the comparable 1997 periods, respectively. SG&A expenses were 12.1% of sales for the 13 weeks, and 10.3% for the 39 weeks, compared to 8.3% and 7.5% for the comparable 1997 periods, respectively. The increase is primarily due to the inclusion of MOS from February 27, 1998, the date of acquisition, which added $712,000 in expenses and $325,000 of goodwill amortization, administrative expenses of AB Plastics de Mexico which started operations in November 1997, personnel additions in sales and finance at AB added during the 1997 fiscal year, and incremental costs associated with being a publicly-held company beginning in September 1997.

The Company's interest expense increased $687,000, or 282%, for the 13 weeks, and $1,064,000, or 153.1%, for the 39 weeks, over the comparable 1997 periods, respectively. Approximately $755,000 of the increase was attributable to new debt issued to purchase the stock of MOS. Additionally, interest expense increased from the inclusion of existing MOS debt from February 27, 1998, the addition of debt associated with the purchase of new equipment for Tijuana in November 1997, and the purchase of the Gardena property and construction of the warehouse addition starting in August 1997.


Liquidity and Capital Resources

The Company has historically generated sufficient cash flows from operations to fund its general working capital needs. As of July 26, 1998, the Company had working capital of $1.3 million compared to $1.9 million at October 26, 1997. The decrease is attributable to the increase in the current portion of debt incurred by the acquisition of MOS.

Net cash used by operations for the 39 weeks ended July 26, 1998 was $1.2 million, compared to $2.3 million provided by operations for the comparable 1997 period. The principle use of cash, in addition to the operating losses year to date, was a reduction in accrued payables and compensation of $2.4 million.

Net cash used for non-acquisition investing activities for the 39 weeks ended July 26, 1998 was $4.8 million, compared to $1.0 million for the comparable 1997 period. The 1998 amount reflects the Company's expenditures related to the expansion of the Gardena property, and the final construction and installation of equipment at its Tijuana plant.

The Company's financing activities included a new $3.0 million loan from General Electric Capital Corporation to pay for equipment at its Tijuana plant. The loan is secured by that equipment. The Company also borrowed an additional $1.3 million under its construction loan agreement to complete its warehouse addition.

In connection with the acquisition of MOS, Borrowers entered into a new $20 million Commercial Loan Agreement with Sumitomo and Manufacturers. The credit facilities consist of a $6 million revolving credit facility and a $14 million term loan. At July 26, 1998, total borrowings under the loan agreement were $16.7 million. The interest rate is variable based on the Company's leverage ratios from time to time. Interest is payable monthly, with scheduled principal payments on the term loan to be made quarterly starting July 1, 1998. At July 26, 1998, the Company's effective interest rate 9.44%. Also in connection with the acquisition, Compass and AB borrowed $9 million in subordinated debentures. The interest rate is 12.25% and interest is payable quarterly beginning June 1, 1998. The information set forth above is qualified in its entirety by reference to the respective loan agreements, dated as of February 27, 1998, filed on June 12, 1998, with the Securities and Exchange Commission as Exhibits 10.19, 10.20 and 10.21 to the Company's Quarterly Report on Form 10-Q.

As a result of the Company's losses for the recent 39 week period, as of July 26, 1998, the Borrowers were in violation of certain financial covenants under its Commercial Loan Agreement. The Lenders have agreed to forebear on those certain covenant defaults provided that such forbearance shall terminate as to such covenant defaults on October 31, 1998.


Year 2000 Compliance

The Company is continuing to analyze operations to determine and implement the procedures necessary to ensure timely Year 2000 compliance. The Company is also in the process of identifying and contacting key customers, vendors and suppliers to request confirmation of timely external Year 2000 compliance. Each of the Company's facilities utilizes and is dependent upon data processing systems and software to conduct business. The Company has received confirmation from vendors of the principal business software used by the Company that the latest available release of such software is designed to be Year 2000 compliant. The Company anticipates that the installation of Year 2000 compliant software will occur in a timely manner. Additionally, various machines and other types of equipment at each facility have computer controls and/or contain integrated circuits that may be affected, and the Company is in the process of identifying and analyzing such property to determine Year 2000 compliance.

Although the Company currently believes that becoming internally Year 2000 compliant will not have a significant impact on the financial condition or results of future operations of the Company, the Company remains concerned that the failure to comply by a relatively small number of large customers and/or vendors, including banking institutions and transportation companies, may disrupt operations at one or more of the Company's facilities.

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

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults upon Senior Securities

         As of July 26, 1998, Compass was in violation of certain financial covenants under its Commercial Loan Agreement. At such date, outstanding borrowings under such agreement were $16.7 million. The Lenders have agreed to forebear on those certain covenant defaults provided that such forbearance shall terminate as to such covenant defaults on October 31, 1998.

Item 4.  Submission of Matters to a vote of Securities Holders

         None.

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits :

     10.22 First Amendment to the Commercial Loan Agreement, dated June 11, 1998 between Sumitomo Bank and Manufacturers Bank ("Lenders") and Compass Plastics and Technologies, Inc., AB Plastics Corporation, and M.O.S. Plastics, Inc.

     27.1   Financial Data Schedule.



 (b) Reports on Form 8-K

     The Company filed the following reports during the quarterly period ending July 26, 1998:

     1. Current Report on Form 8-K, dated February 27, 1998, as amended, reporting the Financial Statements of M.O.S. Plastics, Inc. and the proforma financial information of Compass Plastics and Technologies, Inc. and M.O.S. Plastics, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      COMPASS PLASTICS & TECHNOLOGIES, INC.
                                  (Registrant)


Date: September 7, 1998                By:  /s/ Paul J. Iacono
                                            ------------------
                                            Paul J. Iacono, Vice President -
                                            Finance and Chief Financial Officer
                                            (as both a duly authorized officer
                                            of the registrant and the principal
                                            financial officer and chief
                                            accounting officer of the
                                            registrant)