Form 10-Q
period 1999-01-24
COMPASS PLASTICS & TECHNOLOGIES INC
filed 1999-03-17
CIK 1040525

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended January 24, 1999

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23027

                      Compass Plastics & Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       95-4611994
--------------------------------                     -------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization                        Identification No.)


                           15730 South Figueroa Street
                                Gardena, CA 90248
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (323) 770-8771
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

At March 5, 1999, the Registrant has 4,883,750 shares of common stock, par value $.0001 per share, outstanding.

                      COMPASS PLASTICS & TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                     Page
PART  I  -        FINANCIAL INFORMATION

Item 1.           Financial Statements

         Condensed Consolidated Balance Sheets as of
          January 24,1999 and October 25,1998.....................    3

         Condensed Consolidated Statements of Income for
          the Thirteen Weeks ended
          January 24,1999 and January 25,1998.....................    4

         Condensed Consolidated Statements of Cash
          Flows for the Thirteen Weeks Ended
          January 24,1999 and January 25,1998.....................    5

         Notes to Condensed Consolidated
          Financial Statements....................................    6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........    9

PART II  -    OTHER INFORMATION...................................

         Legal Proceedings........................................   14
         Changes in Securities    ................................   14
         Defaults upon Senior Securities..........................   14
         Submissions of matters to a vote of securities holders...   14
         Other Information........................................   14
         Exhibits and Reports on Form 8-K.........................   14



SIGNATURES........................................................   15

Part I - Financial Information

Item 1 - Financial Statements

                      Compass Plastics & Technologies, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                January 24, 1999          October 25, 1998
     Cash and cash equivalents                                   $    743,575              $     371,846
     Accounts receivable, net                                       6,545,832                  6,472,917
     Inventories                                                    6,261,657                  6,839,171
     Other current assets, net                                      1,272,200                  1,420,623
                                                                 ------------              -------------
Total current assets                                               14,823,264                 15,104,557

Property, plant & equipment, net                                   17,919,363                 18,542,201

     Goodwill                                                      18,711,641                 18,928,908
     Other assets, net                                              2,165,826                  1,760,724
                                                                 ------------              -------------
Total other assets                                                 20,877,467                 20,689,632
                                                                 ------------              -------------
Total assets                                                     $ 53,620,094              $  54,336,390
                                                                 ============              =============

     Accounts payable and accrued expenses                          9,109,932                  8,513,866
     Accrued payroll and related expenses                           1,519,491                  1,506,082
     Other current liabilities                                      1,293,365                    922,835
     Current portion of capitalized lease obligations                 442,014                    441,948
     Current portion of long-term debt                             17,410,108                  4,325,726
                                                                 ------------              -------------
Total current liabilities                                          29,774,910                 15,710,457

     Capitalized lease obligations, net of current portion            687,068                    568,935
     Long-term debt, net of current portion                        12,131,671                 25,329,429
     Deferred income taxes                                            375,373                    949,085
                                                                 ------------              -------------
Total other liabilities                                            13,194,112                 26,847,449
                                                                 ------------              -------------
Total liabilities                                                  42,969,022                 42,557,906
                                                                 ------------              -------------
     Common stock, par value $.0001; 20,000,000 shares
       authorized, 4,883,750 shares issued and outstanding                488                        488
     Additional paid-in capital                                    12,578,134                 12,578,134
     Notes receivable from issuance of stock                         (706,448)                  (706,448)
     Retained earnings / (deficit)                                 (1,221,102)                   (93,690)
                                                                 ------------              -------------
Total stockholder's equity                                         10,651,072                 11,778,484
                                                                 ------------              -------------
Total liabilities and stockholder's equity                         53,620,094                 54,336,390
                                                                 ============              =============

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                      Compass Plastics & Technologies, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                               13 Weeks Ended           13 Weeks Ended
                                               January 24,1999          January 25,1998
                                           ----------------------     ---------------------
Sales                                           $ 13,555,891             $ 10,787,724
Cost of goods sold                                12,743,887                9,434,454
                                                ------------             ------------
Gross profit                                         812,004                1,353,270

Selling expenses                                     185,864                  170,087
Amortization of goodwill                             223,539                   26,050
General administrative                             1,080,715                  591,979
                                                ------------             ------------
Total                                              1,490,118                  788,116

Operating income                                    (678,114)                 565,154

Interest expense                                   1,168,118                  219,921
Other expense / (income)                              32,787                  (16,423)
                                                ------------             ------------
Income before income taxes                        (1,879,019)                 361,656
Income tax expense / (benefit)                      (751,607)                 145,161
                                                ------------             ------------
Net income / (loss)                             ($ 1,127,412)            $    216,495
                                                ============             ============

Net income (loss) per common share:
  Basic                                               -$0.23                    $0.04
  Diluted                                             -$0.23                    $0.04

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

                      Compass Plastics & Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                       13 Weeks Ended          13 Weeks Ended
                                                       January 24,1999         January 25,1998
                                                       ---------------         ---------------
OPERATING ACTIVITIES:
  Net Income (Loss)                                     $(1,127,412)            $   216,495
  Adjustments to reconcile Income ( Loss) to
  cash provided by operating activities:
    Depreciation and Amortization                           908,995                 353,846
    Changes in assets and liabilities:
      Accounts Receivable                                   (72,915)             (5,554,098)
      Inventory                                             577,514                (648,292)
      Other                                                (425,289)               (456,243)
      Accounts Payable and accruals                         980,005               2,175,691
                                                        -----------             -----------
CASH PROVIDED BY OPERATING ACTIVITIES                       840,898              (3,912,601)

INVESTING ACTIVITIES:
  Capital Expenditures                                      (11,747)             (1,972,544)
  Other                                                    (462,245)                 26,776
                                                        -----------             -----------
CASH USED IN INVESTING ACTIVITIES                          (473,992)             (1,945,768)

FINANCING ACTIVITIES:
  Proceeds from Long Term Debt                                 --                 3,834,293
  Changes to Revolving Line of Credit                       400,000               2,400,000
  Repayments of Long Term Debt                             (395,177)               (127,324)
                                                        -----------             -----------
CASH USED IN FINANCING ACTIVITIES                             4,823               6,106,969

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                       $   371,729             $   248,600
                                                        ===========             ===========

                      Compass Plastics & Technologies, Inc.
                     Notes to Condensed Financial Statements

1.       Basis of Presentation

Compass Plastics & Technologies, Inc. together with its wholly owned subsidiaries, AB Plastics Corporation, based in Gardena, California, AB Plastics de Mexico, S.A . de C.V., based in Tijuana, Mexico, and M.O.S. Plastics, Inc. located in San Jose, California, is referred to as "Compass" or the "Company".

The accompanying consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The Company's Annual Report on Form 10-K for the fiscal year ended October 25, 1998 has not been filed within the prescribed time period because the Company is experiencing delays in the collection and compilation of certain financial information required to be included in the Form 10-K. The Company's Annual Report on Form 10-K will be filed as soon as practicable. All financial data, including the balance sheet data as of October 25, 1998, included in this quarterly report is unaudited. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate for a fair presentation.

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

2.       Inventories

                                   13 Weeks Ended           13 Weeks Ended
                                   January 24,1999          January 25,1998

Raw Materials                     $     3,281,859          $     2,476,490
Finished Goods & WIP                    2,979,798                2,070,402
                                 ------------------------------------------
           Total                  $     6,261,657          $     4,546,892
                                 ------------------------------------------

3.       Net Earnings per Share

The Company has adopted the provision of statement of accounting standards No. 128 earnings per share ("SFAS 128"). SFAS 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. All prior period EPS data has been restated to conform to the new pronouncement. The impact of adopting SFAS 128 was not material. The following table sets forth the computation of basic and diluted earnings per share.

                                                                13 weeks ended           13 weeks ended
                                                               January 24, 1999         January 25, 1998
                                                                (Consolidated)           (Consolidated)
Numerator
Net Earnings for Basic EPS                                       ($1,127,412)                $216,495
Net Earnings for Diluted EPS                                     ($1,127,412)                $216,495

Denominator
Shares for Basic EPS - Avg. Shares Outstanding                      4,883,750               4,883,750
Stock Options                                                         N/A (1)                 382,857
Shares for Diluted EPS                                              4,883,750               5,266,607

Basic EPS                                                             ($0.23)                   $0.04
Diluted EPS                                                           ($0.23)                   $0.04

(1) Stock options and warrants to purchase 1,657,222 shares of common stock at prices ranging from $1.00 to $12.40 per share are excluded from the diluted earnings per share calculations because they are anti-dilutive. The dilutive effect, using the treasury stock method, would have been 106,667 shares.


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

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Overview

         The Company is a leading manufacturer and assembler of custom injection molded plastic components for leading computer, medical and consumer electronics OEM's located in California and Mexico. The Company supplies its customer requirements from its manufacturing facilities in Gardena and San Jose, California, and Tijuana, Mexico.

         The Company typically charges its customers a fixed price for each component it manufactures with each component consisting of single or multiple parts. Prices are quoted based on (i) the type of product, (ii) the type of services provided, which include design, prototype, molding, painting and coloring, and other value-added services, (iii) the complexity of manufacturing processes involved, and (iv) the Company's estimates of part weight, resin costs, machine requirements and parts produced per hour (cycle time). In many cases, the Company purchases its raw materials from its customers or directly from vendors under its customer's supply agreements. In such instances, the Company's arrangements with its customers provide that price changes in such raw materials are passed through to the customer by changes in the component prices charged by the Company. As customers generally seek price reductions during the product life cycle, the Company's ability to improve operating performance is generally dependent on increasing manufacturing efficiency through improved process control, increased automation, engineering changes to molds and reduced operating and labor expenses.

         During the product life cycle, components are ordered by the Company's customers to meet their just-in-time production requirements. Typical lead times range from one to thirty days. Traditionally, once a mold is awarded to a supplier and is in production, it is rarely moved to a competitor due to the costs associated with the move and the in-depth understanding of the mold and the manufacturing process gained by the supplier during the design and tooling phases. As of October 25, 1998, the Company maintained approximately 3,400 active molds for its customers. All molds are owned by the customer, although the Company is responsible for the general maintenance and safe storage of the mold during its lifetime, a period ranging from two to twenty years. Costs for the maintenance of the mold are expensed as incurred. Major tool modifications and renovations are charged to the customer.

         Because sales from the Company's Mexican facilities and all raw material purchases for use at these facilities will be U.S. dollar-denominated, the Company does not believe that it will be significantly affected by exchange rate fluctuations in the Mexican peso relative to the U.S. dollar. Compass believes that the effects of such fluctuations will be limited to wages for Mexican laborers and costs for operating supplies, and those fluctuations are not expected to be material to the Company's results of operations.

Recent Significant Adverse Developments

         The Company's business, financial condition and prospects has materially and adversely suffered as a result of a combination of adverse factors and events which occurred in fiscal 1998. These included:

o In January 1998, Sony cancelled a significant portion of a program previously granted to the Company to private manufacture a computer line for a third party, and in April 1998 discontinued another branded Sony line. These developments, along with Samsung's temporary transfer to Asia of its monitor molding and assembly business, resulted in the decrease of approximately $16.0 million of projected 1998 revenue from these customers.

o The adverse impact on the Company's fiscal 1998 financial results from the costs of operating facilities at less than optimal capacity utilization rates in both Gardena, California and Tijuana were exacerbated by the loss of anticipated OEM business from Sony and Samsung.

o The operating results of M.O.S. Plastics during the fiscal year ended October 25, 1998 were significantly less than those projected by the Company.

o On September 22, 1998, the Company entered into an agreement to acquire the assets and business of Gumsung Plastics U.S.A., Inc. ("Gumsung") for a purchase price of approximately $15.2 million, including refinancing of existing Gumsung indebtedness. Gumsung, a contract manufacturer and assembler of custom injection-molded plastic components located in Mexicali, Mexico, primarily services the same or complimentary Asian based computer and consumer electronics OEMs that are serviced by the Company. The Company sought to finance the Gumsung acquisition and refinance its existing bank debt with the Senior Lenders through an offering of senior high-yield debt and equity. However, the Company was unable to complete the financing or the Gumsung acquisition, but incurred approximately $660,000 in costs in connection with its acquisition and financing efforts.

o For its fiscal year ended October 25, 1998, the Company incurred a net loss of approximately ($2.4 million) on consolidated net sales of $50.1 million, as compared to net income of $2.1 million on consolidated net sales of $44.0 million in the fiscal year ended October 26, 1997.

         As a result of these adverse developments, the Company defaulted in a number of its obligations to the Senior Lenders under the February 27, 1998 credit agreement, including (i) defaults in maintenance of certain financial ratios, including minimum tangible net worth, minimum senior funded debt to EBITDA and minimum fixed charge coverage ratio, and (ii) failure to make a total $2.75 million of installment payments due under the term loan in December 1998 and January 1999. Accordingly, on February 2, 1999, the Senior Lenders accelerated all indebtedness under the credit agreement, aggregating approximately $16.0 million.

         Since February 1999, the Senior Lenders have provisionally agreed to forebear from foreclosing on the Company's assets and properties, subject to completion of an agreement between the Company and the Senior Lenders to restructure the Company in a manner designed to repay the indebtedness to the Senior Lenders. Pending resolution of such restructuring plan, all payments to the Subordinated Lenders have been suspended. A key element of the restructuring plan includes the sale of M.O.S. Plastics by June 30, 1999 and using substantially all of the net proceeds of such sale to reduce the indebtedness to the Senior Lenders.

         On March 5, 1999, the Company reached agreement in principal with CHF Capital Partners to sell 100% of the stock of M.O.S. Plastics to an affiliate of CHF for approximately $10.5 million in cash. Consummation of such sale, expected to occur in April 1999, is subject to execution of a definitive purchase agreement and completion of the buyer's due diligence investigation.

         The Company and the Senior Lenders are currently negotiating an amendment to the existing credit agreement under which the Senior Lenders will waive prior defaults, utilize a contemplated tax refund of approximately $834,000 to reduce the indebtedness, limit advances under the Company's revolving line of credit to $4.75 million, increase the interest rate to 4.25% in excess of the Senior Lenders' base rate, and fix the maturity date of the entire facility to June 30, 1999. In the event the Company consummates the sale of M.O.S. Plastics it will undertake to renegotiate a revised long-term asset based credit facility with the Senior Lenders or refinance such facility with a new lender. However, there can be no assurance that, even if the sale of M.O.S. Plastics is consummated, that the Company will be able to extend the term of its senior credit facility beyond June 30, 1999 or refinance such facility with a new lender on commercial terms which provide the Company with sufficient working capital and liquidity to continue operations in Gardena and Tijuana.

         Even if the Company is successful in selling M.O.S. Plastics and restructuring its senior banking facility, it will remain in default to the Subordinated Lenders holding $9.0 million of the Company's Subordinated Debt. The Company believes that it will be able to negotiate deferrals of its payment obligations to the Subordinated Lenders or arrangements under which the Subordinated Lenders convert their Subordinated Debt to convertible preferred stock or Common Stock of the Company. It may be assumed, however, that the terms of any such debt conversions will result in the current holders of Subordinated Debt owning a substantial majority of the Company's fully-diluted Common Stock and significantly dilute the current equity interests of holders of Company Common Stock.

Results of Operations

13 Weeks ended January 24, 1999 compared to 13 weeks ended January 25,1998

The following table sets forth, for the periods indicated, certain information relating to the Company's operations expressed as a percentage of the Company's net sales.

                                           13 Weeks Ended                 13 Weeks Ended
                                           January 24,1999                January 25,1998
                                      -------------------------      -------------------------
Sales                                                   100.0%                         100.0%
Cost of Goods Sold                                       94.0%                          87.5%
                                      -------------------------      -------------------------
Gross Profit                                              6.0%                          12.5%

Selling Expenses                                          1.4%                           1.6%
Amortization of goodwill                                  1.6%                           0.2%
General Administrative                                    8.0%                           5.5%
                                      -------------------------      -------------------------
Total                                                    11.0%                           7.3%

Operating Income                                         -5.0%                           5.2%

Interest Expense                                          8.6%                           2.0%
Other Expense / (Income)                                  0.2%                          -0.2%

                                      -------------------------      -------------------------
Income before Income Taxes                              -13.9%                           3.4%
Income Taxes                                             -5.5%                           1.3%
                                      -------------------------      -------------------------
Net Income                                               -8.3%                           2.0%
                                      -------------------------      -------------------------

The Company's sales for the 13 weeks ended January 24, 1999 increased $2.8 million or 25.6% over the comparable 1998 period. The increase is due to approximately $3.3 million of sales from MOS Plastics, acquired February 27,1998. Sales from existing businesses declined approximately 5.3%, or $570,000, the result of shipments of lower priced products. Computer monitor component sales were $6.2 million, or 45.6% of sales. Television component sales were $3.2 million, or 23.6% of sales. Precision plastic components were $2.9 million, or 21.7% of sales. Other plastic sales were $836,000, or 6.2% of sales, and tooling sales were $390,000, or 2.9% of sales.

The Company's gross profit decreased $541,000 to 812,004, or 6.0% of sales, compared to $1.4 million, or 12.5% of sales for the 1998 period. The decrease in gross margin was primarily due to the duplicative costs of operating both the Gardena and Tijuana facilities at less than optimal capacity utilization, and lower prices on computer monitor components.

The Company's selling, general and administrative expenses increased $702,000, or 89.1%, to $1.49 million, or 10.9% of sales, compared to $788,000, or 7.3% of sales, for the 1998 period. Approximately $610,000 was related to the addition of MOS Plastics and the new operation in Tijuana. The remainder is attributable to higher legal and professional services and increased travel expenses.

The Company's interest expense increased $948,000 to $1.2 million, or 8.6% of sales, compared to $220,000, or 2.0% of sales, for the 1998 period. The increase is attributable to the approximately $17 million of additional debt related to the MOS Plastics acquisition. The Company's average interest rate has increased to approximately 13.5% from 9.5% as a result of the defaults on its loan agreements.

Liquidity and Capital Resources

The Company is currently in default on its loan agreement with California Bank and Trust and Manufacturers Bank (collectively the "Bank"), and is in default on its loan agreements with Sirrom Capital and Pinecreek Capital Partners (collectively the "Subordinated Lenders") due to failure to comply with certain financial covenants. The Company received notice from the Bank on February 2, 1999 of acceleration and demand for immediate payment in full of all amounts due under the loan agreement, aggregating approximately $16 million. The Bank has expressed its willingness to forbear exercising its rights and remedies on a day-to-day basis subject to continued progress in negotiating a restructuring. The Bank has reserved the right to exercise all of its rights and remedies at any time. There can be no assurance that the Company will be successful in restructuring its loan agreements with the Bank. Reference is made to the discussion above and to the Current Report filed with Securities and Exchange Commission on Form 8-K dated February 2, 1999.

The Company has historically generated sufficient cash flows from operations to fund its general working capital needs. However, as of January 24, 1999, the Company had a working capital deficit of $14.9 million related to the reclassification of approximately $13 million of Bank debt previously classified as long term. In addition, the Company's accounts payable has exceeded normal and customary payment terms and many vendors are supplying products and services on a COD basis.

Net cash provided by operations for the 13 weeks ended January 24,1999 was $840,000 compared to $3.9 million used for the comparable 1998 period. The difference between the Company's net loss of $1.1 million and operating cash flow of $840,000 million was approximately $908,000 in depreciation and amortization, an increase in accrued payables of $980,000, and a reduction in inventory of $578,000, offset by a $574,000 reduction in deferred income taxes.

Net cash used for investing activities for the 13 weeks ended January 24,1999 was $474,000 compared to $1.9 million for the comparable 1998 period. The 1999 amount reflects the Company's expenditures related to the aborted acquisition of Gumsung Plastics.

Net cash provided by financing activities for the 13 weeks ended January 24,1999 was $4,823 compared to $6.1 million provided for the comparable 1997 period. This amount represents payments of approximately $395,000 to various equipment loans offset by $400,000 of net borrowings under the Company's revolving line of credit.

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

Item 2.  Change in Securities

         Not Applicable

Item 3.  Defaults upon Senior Securities

         The Company is currently in default on its loan agreement with California Bank and Trust and Manufacturers Bank (collectively the "Bank"), and is in default on its loan agreements with Sirrom Capital and Pinecreek Capital Partners (collectively the "Subordinated Lenders") due to failure to comply with certain financial covenants.

Item 4.  Submission of Matters to a vote of Securities Holders

         None

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

              27.1 - Financial Data Schedule

(b)      Reports on Form 8-K

1. Current Report on Form 8-K, dated February 2, 1999, a press release issued by Compass Plastics & Technologies, Inc., dated February 11, 1999 reporting the acceleration of bank debt.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      COMPASS PLASTICS & TECHNOLOGIES, INC.



Date: March 16, 1999            By:  /s/ Paul J. Iacono
                                     ----------------------------------------
                                     Paul J. Iacono, Vice President - Finance
                                     and Chief Financial Officer (as both a duly
                                     authorized officer of the registrant and
                                     the principal financial officer and chief
                                     accounting officer of the registrant)