Form 10-Q
period 1999-04-25
COMPASS PLASTICS & TECHNOLOGIES INC
filed 1999-06-14
CIK 1040525

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended April 25, 1999

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


                                 (323) 770-8771
                                 --------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of June 1, 1999, the Registrant had 4,883,750 shares of common stock, par value $.0001 per share, outstanding.

                      COMPASS PLASTICS & TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                           Page
PART  I  -  FINANCIAL INFORMATION

Item 1.     Financial Statements

         Condensed Consolidated Balance Sheets as of
         April 25,1999 and October 25,1998.................................  3

         Condensed Consolidated Statements of Income for
         the Thirteen weeks and Twenty-six weeks ended
         April 25,1999 and April 26,1998...................................  4

         Condensed Consolidated Statements of Cash
         Flows for the Twenty-six weeks ended
         April 25,1999 and April 26,1998...................................  5

         Notes to Condensed Consolidated
         Financial Statements..............................................  6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................  9

PART II  -  OTHER INFORMATION..............................................

         Legal Proceedings................................................. 16
         Changes in Securities............................................. 16
         Defaults upon Senior Securities................................... 16
         Submissions of matters to a vote of securities holders............ 16
         Other Information................................................. 16
         Exhibits and Reports on Form 8-K.................................. 16



SIGNATURES................................................................. 17

Part I - Financial Information

Item 1 - Financial Statements

                      Compass Plastics & Technologies, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                               April 25, 1999             October 25, 1998
                                                               --------------             ----------------
Cash and cash equivalents                                       $  1,141,827                 $    371,846
Accounts receivable, net                                           6,012,265                    6,472,917
Inventories                                                        5,140,116                    6,839,171
Other current assets, net                                            342,474                    1,420,623
                                                                ------------                 ------------
Total current assets                                              12,636,682                   15,104,557

Property, plant & equipment, net                                  17,298,490                   18,542,201

Goodwill                                                          17,927,767                   18,928,908
Other assets, net                                                  1,227,646                    1,760,724
                                                                ------------                 ------------
Total other assets                                                19,155,413                   20,689,632
                                                                ============                 ============
Total assets                                                    $ 49,090,585                 $ 54,336,390
                                                                ============                 ============

Accounts payable and accrued expenses                              7,990,947                    8,513,866
Accrued payroll and related expenses                               1,308,261                    1,506,082
Other current liabilities                                          1,711,383                      922,835
Current portion of capitalized lease obligations                     365,585                      441,948
Current portion of long-term debt                                 14,838,690                    4,325,726
                                                                ------------                 ------------
Total current liabilities                                         26,214,866                   15,710,457

Capitalized lease obligations, net of current portion                577,897                      568,935
Long-term debt, net of current portion                            14,331,035                   25,329,429
Deferred income taxes                                                   --                        949,085
                                                                ------------                 ------------
Total other liabilities                                           14,908,932                   26,847,449
                                                                ------------                 ------------
Total liabilities                                                 41,123,798                   42,557,906
                                                                ------------                 ------------

Common stock, par value $.0001; 20,000,000 shares
  authorized, 4,883,750 shares issued and outstanding                    488                          488
Additional paid-in capital                                        12,578,134                   12,578,134
Notes receivable from issuance of stock                             (706,448)                    (706,448)
Retained earnings/(deficit)                                       (3,905,387)                     (93,690)
                                                                ------------                 ------------
Total stockholder's equity                                         7,966,787                   11,778,484
                                                                ============                 ============
Total liabilities and stockholder's equity                        49,090,585                   54,336,390
                                                                ============                 ============

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                      Compass Plastics & Technologies, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                               13 Weeks Ended    13 Weeks Ended    26 Weeks Ended      26 Weeks Ended
                                               April 25, 1999    April 26, 1998    April 25, 1999      April 26, 1998
                                               --------------    ---------------   ----------------    ----------------
Sales                                           $ 11,668,118        $13,119,280         25,224,009          23,907,004
Cost of goods sold                                11,119,139         11,771,708         23,863,026          21,206,162
                                               --------------    ---------------   ----------------    ----------------
Gross profit                                         548,979          1,347,572          1,360,983           2,700,842

Selling expenses                                     186,079            219,970            371,943             390,057
Amortization of goodwill                             232,904            153,858            456,443             179,907
General administrative                             1,047,760          1,053,724          2,128,475           1,645,704
                                               --------------    ---------------   ----------------    ----------------
Total                                              1,466,743          1,427,552          2,956,861           2,215,668

Operating income                                    (917,764)           (79,980)        (1,595,878)            485,174

Interest expense                                   1,062,865            624,634          2,230,983             828,132
Other expense / (income)                           1,042,804                 --          1,075,591                  --

                                               --------------    ---------------   ----------------    ----------------
Income before income taxes                        (3,023,433)          (704,614)        (4,902,452)           (342,958)
Income tax expense / (benefit)                      (339,149)          (282,343)        (1,090,756)           (137,182)
                                               --------------    ---------------   ----------------    ----------------
Income (loss) before extraordinary item          ($2,684,284)          (422,271)        (3,811,696)           (205,776)
Extraordinary loss from extinguishment
  of indebtedness, net of tax                                           (58,277)                               (58,277)
                                               --------------    ---------------   ----------------    ----------------
Net income / (loss)                              ($2,684,284)          (480,548)        (3,811,696)           (264,053)
                                               ==============    ===============   ================    ================

Net income (loss) per common share:
  Basic                                               -$0.55             -$0.10             -$0.78              -$0.05
  Diluted                                             -$0.55             -$0.10             -$0.78              -$0.05

The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

                      Compass Plastics & Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                         26 Weeks Ended              26 Weeks Ended
                                                         April 25, 1999              April 25, 1999
                                                         --------------              --------------
OPERATING ACTIVITIES:
Net Income (Loss)                                         $ (3,811,696)                $   (264,053)
Adjustments to reconcile Income ( Loss) to
cash provided by operating activities:
Depreciation and Amortization                                1,814,701                    1,194,862
Changes in assets and liabilities:
Accounts Receivable                                            460,652                     (259,457)
Inventory                                                    1,699,054                      (11,879)
Accounts Payable and accruals                                 (477,499)                  (2,565,163)
Accrued Interest Payable                                       918,020                            0
Income taxes                                                   973,780                     (613,046)
Other                                                          942,513                     (870,390)
                                                          ------------                 ------------
CASH PROVIDED BY OPERATING ACTIVITIES                        2,519,525                   (3,389,126)

INVESTING ACTIVITIES:
Capital Expenditures                                           (12,806)                  (3,813,329)
Acquisition of MOS, net of cash acquired                             0                  (17,598,419)
Aborted acquisition of Gumsung                              (1,014,027)                           0
Other                                                                0                       26,776
                                                          ------------                 ------------
CASH USED IN INVESTING ACTIVITIES                           (1,026,833)                 (21,384,972)

FINANCING ACTIVITIES:
Proceeds from Long Term Debt                                         0                   26,101,341
Net Proceeds from Revolving Line of Credit                     (96,084)                    (408,964)
Repayment of Capitalized Lease Obligations                    (288,287)                    (131,548)
Repayments of Long Term Debt                                  (338,340)                    (458,621)
                                                          ------------                 ------------
CASH USED IN FINANCING ACTIVITIES                             (722,711)                  25,102,208

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                          $    769,981                 $    328,110
                                                          ------------                 ------------

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

2.       Inventories

                                             As of                 As of
                                        April 25, 1999         April 26, 1998
                                        --------------         --------------
         Raw Materials                   $ 2,394,407          $ 3,584,749
         Finished Goods & WIP              2,745,709            3,317,971
                                         ------------------------------------
                 Total                   $ 5,140,116          $ 6,902,720
                                         ------------------------------------

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

                                       13 weeks ended        13 weeks ended       26 weeks ended       26 weeks ended
                                       April 25, 1999        April 25, 1998       April 25, 1999       April 25, 1998
                                       --------------        --------------       --------------       --------------
Numerator
---------
Net Earnings for Basic EPS               ($2,684,284)            ($480,548)        ($3,811,696)           ($264,053)
Net Earnings for Diluted EPS             ($2,684,284)            ($480,548)        ($3,811,696)           ($264,053)

Denominator
-----------
Shares for Basic EPS -
Avg. Shares Outstanding                    4,883,750             4,883,750           4,883,750            4,883,750
Stock Options (1)                                N/A                   N/A                 N/A                  N/A
Shares for Diluted EPS                     4,883,750             4,883,750           4,883,750            4,883,750

Basic EPS                                     ($0.55)               ($0.10)             ($0.78)              ($0.05)
Diluted EPS                                   ($0.55)               ($0.10)             ($0.78)              ($0.05)

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

         In connection with the acquisition, the Company, its wholly-owned subsidiary AB Plastics Corporation ("AB"), and M.O.S. entered into a Commercial Loan Agreement with The Sumitomo Bank of California ("Sumitomo") and Manufacturers Bank (collectively, the "Senior Lenders"), pursuant to which the Company and such subsidiaries (collectively, the "Borrowers") obtained a $6,000,000 revolving credit commitment (with borrowings thereunder limited to specified percentages of the Borrowers' eligible accounts receivable and eligible inventory) maturing on April 2, 2003, and an amortizing $14,000,000 term loan with final maturity on April 2, 2003. The proceeds of the term loan and initial revolving credit borrowings were utilized to retire the outstanding revolving credit borrowings under the Company's and AB's previous loan facility with Sumitomo, to pay a portion of the purchase price for the shares of capital stock of M.O.S., to retire certain secured indebtedness of M.O.S., and to pay transaction expenses relating to the acquisition.

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

         On May 7, 1999, the Company sold 100% of the common stock of M.O.S. to Timothy E. Howard and Daniel P. Flamen (collectively the "Buyers") for $7.75 million adjusted for approximately $1.53 million in assumed liabilities. The Buyers also paid the Company $500,000 concurrently with the sale for consulting services to be provided by the Company for one year after the sale. Consulting services to Buyers shall involve, but not be limited by, advice with respect to strategic planning, sales and marketing, personnel, systems development and implementation, and new products and technology. Concurrently with the sale, M.O.S. has engaged the Company to provide consulting services until May 6, 2002. M.O.S. will pay for services as to the first year $130,000, $170,000 for the second year and $200,000 for the final year. Payments under the agreement are to be paid on the first day of each month. The Company shall consult with and advise M.O.S. with respect to matters relating to the Business. Consulting services to M.O.S. shall involve, but not be limited by, advice with respect to strategic planning, sales and marketing, personnel, systems development and implementation, analyzing potential acquisitions, assisting in due diligence, and new products and technology. Initially, The Company will assist in the transition to a new Chief Executive Officer and recruiting a new sales director. During the contract period, the Company shall provide Michael Gibbs to render services on behalf of the Company hereunder, as may be reasonably requested by the officers of M.O.S. During the consulting period, the Company shall cause Michael Gibbs to devote approximately 25% of his business and professional time to providing the consulting services; provided, that Mr. Gibbs shall have no specified hours and MOS shall provide the Company with reasonable advance notice as to when consulting services are to be provided. Net proceeds from the sale, plus the $500,000 for consulting services to Buyers, were used to repay approximately $6.3 million of debt owing to the Senior Lenders.

         Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Overview

         The Company is a manufacturer and assembler of custom injection molded plastic components for leading computer, medical and consumer electronics OEM's located in California and Mexico. The Company supplies its customer requirements from its manufacturing facilities in Gardena, California and Tijuana, Mexico.

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

Recent Significant Adverse Developments

         The Company's business, financial condition and prospects has materially and adversely suffered as a result of a combination of adverse factors and events which occurred in fiscal 1998. These included:

o In April 1998, Sony cancelled a significant portion of a program previously granted to the Company to private manufacture a computer line for a third party, and in April 1998 discontinued another branded Sony line. These developments, along with Samsung's temporary transfer to Asia of its monitor molding and assembly business, resulted in the decrease of approximately $16.0 million of projected 1998 revenue from these customers.

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

o On September 22, 1998, the Company entered into an agreement to acquire the assets and business of Gumsung Plastics U.S.A., Inc. ("Gumsung") for a purchase price of approximately $15.2 million, including refinancing of existing Gumsung indebtedness. Gumsung, a contract manufacturer and assembler of custom injection-molded plastic components located in Mexicali, Mexico, primarily services the same or complimentary Asian based computer and consumer electronics OEMs that are serviced by the Company. The Company sought to finance the Gumsung acquisition and refinance its existing bank debt with the Senior Lenders through an offering of senior high-yield debt and equity. However, the Company was unable to complete the financing or the Gumsung acquisition, but incurred approximately $1 million in costs in connection with its acquisition and financing efforts.

o For its fiscal year ended October 25, 1998, the Company incurred a net loss of approximately ($2.4 million) on consolidated net sales of $50.1 million, as compared to net income of $2.1 million on consolidated net sales of $44.0 million in the fiscal year ended October 26, 1997.

         As a result of these adverse developments, the Company defaulted in a number of its obligations to the Senior Lenders under the February 27, 1998 credit agreement, including (i) defaults in maintenance of certain financial ratios, including minimum tangible net worth, minimum senior funded debt to EBITDA and minimum fixed charge coverage ratio, and (ii) failure to make a total $2.75 million of installment payments due under the term loan in December 1998 and April 1999. Accordingly, on February 2, 1999, the Senior Lenders accelerated all indebtedness under the credit agreement, aggregating approximately $16.0 million.

         Since February 1999, the Senior Lenders provisionally agreed to forebear from foreclosing on the Company's assets and properties, subject to completion of an agreement between the Company and the Senior Lenders to restructure the Company in a manner designed to repay the indebtedness to the Senior Lenders. Pending resolution of such restructuring plan, all payments to the Subordinated Lenders have been suspended. A key element of the restructuring plan included the sale of M.O.S. and on May 7, 1999, the Company sold 100% of the common stock of M.O.S. to Timothy E. Howard and Daniel P. Flamen (collectively the "Buyers") for $7.75 million adjusted for approximately $1.53 million in assumed liabilities. The Buyers also paid the Company $500,000 concurrently with the sale for consulting services to be provided by the Company for one year after the sale. Consulting services to Buyers shall involve, but not be limited by, advice with respect to strategic planning, sales and marketing, personnel, systems development and implementation, and new products and technology. Concurrently with the sale, M.O.S. engaged the Company to provide consulting services until May 6, 2002. M.O.S. will pay for such services as to the first year $130,000, $170,000 for the second year and $200,000 for the final year. Installment payments under the agreement are to be paid on the first day of each month. The Company shall consult with and advise M.O.S. with respect to matters relating to the business. Consulting services to M.O.S. shall involve, but not be limited by, advice with respect to strategic planning, sales and marketing, personnel, systems development and implementation, analyzing potential acquisitions, assisting in due diligence, and new products and technology. Initially, The Company will assist in the transition to a new Chief Executive Officer and recruiting a new sales director. During the contract period, the Company shall provide Michael Gibbs to render services on behalf of the Company hereunder, as may be reasonably requested by the officers of M.O.S. During the consulting period, the Company shall cause Michael Gibbs to devote approximately 25% of his business and professional time to providing the consulting services; provided, that Mr. Gibbs shall have no specified hours and MOS shall provide the Company with reasonable advance notice as to when consulting services are to be provided. Net proceeds from the sale of M.O.S. and the fees related to the consulting agreement with the Buyers, were used to repay approximately $6.3 million of debt owed to the Senior Lenders.

         Concurrent with the sale of M.O.S. Plastics, the Company completed an Amended and Restated Commercial Loan Agreement ("Amended Loan Agreement") with the Senior Lenders. The Amended Loan Agreement waives all prior defaults, limits advances under the Company's revolving line of credit to $2.1 million, increases the interest rate to 3.5% in excess of the Senior Lenders' base rate, and fixes the maturity date of the entire facility to April 30, 2000. The maximum availability under the revolving line is subject to a borrowing base amount equal to 85% of eligible accounts receivable, 50% of eligible inventory, plus $500,000. The Amended Loan Agreement also refinanced approximately $7.7 million of term loans owed to the Senior Lenders. Additionally, on or before June 30, 1999, the Company and AB Plastics shall have consummated the sale of certain assets, including specified accounts receivable, inventory and equipment currently used at AB's facility located at 15730 South Figueroa Street, Gardena, CA 90248 (the "Gardena Facility"), all pursuant to the terms of an asset purchase agreement between AB, as seller, and AB Sunshine, Inc. ("AB Sunshine"), as purchaser (the "AB Sunshine Agreement"), all on terms and conditions satisfactory to the Senior Lenders, in their sole and absolute discretion ("AB Sunshine Transaction"). In the event the AB Sunshine Transaction does not consummate on or before June 30,1999 an Event of Default shall be deemed to have occurred. Certain aspects of the AB Sunshine Transaction failed to materialize, including a satisfactory long term real estate lease for the Gardena Facility. Hence, the AB Sunshine Transaction will not be consummated and the Company will default on its Amended Loan Agreement. The discussion of the sale of M.O.S. and the Amended Loan Agreement are qualified in their entirety by their respective agreements included as exhibits to this Quarterly Report.

         Even though the Company was successful in selling M.O.S. Plastics and restructuring its senior banking facility, it remains in default to the Subordinated Lenders holding $9.0 million of the Company's Subordinated Debt. Additionally, the Company is delinquent on approximately $4 million of equipment loans and leases, and approximately $7 million of trade debt. The Company does not have the credit availability to bring the amounts owing current. Many of the Company's vendors have retained various collection agents to assist their collection efforts. The Company has been served with 5 vendor lawsuits and one arbitration proceeding. Given the termination of the AB Sunshine Transaction and in an effort to conserve cash and reduce operating losses, the Company announced it will close the Gardena Facility on June 4, 1999. Additionally, the Company has commenced discussions with certain managers of the Company's Tijuana facility who have expressed an interest in purchasing certain assets and liabilities related to the Tijuana Business. The sale of the Tijuana Business is subject to (a) the completion of a purchase and sale agreement still to be negotiated and (b) the required consents of the Board of Directors, the Senior Lenders and the Subordinated Lenders. The Senior Lenders are aware of each these events and are working with the Company to realize the value of the Gardena assets while continuing discussions to sell the Tijuana operations to management.


Results of Operations


         The following table sets forth, for the periods indicated, certain information relating to the Company's operations expressed as a percentage of the Company's net sales.

                                                13 weeks ended    13 weeks ended    26 weeks ended    26 weeks ended
                                                 April 25,1999     April 26,1998     April 25,1999     April 26,1998
                                                --------------    --------------    --------------    --------------
Sales                                                  100.0%            100.0%            100.0%            100.0%
Cost of Goods Sold                                      95.3%             89.7%             94.6%             88.7%
                                                --------------    --------------    --------------    --------------
Gross Profit                                             4.7%             10.3%              5.4%             11.3%

Selling Expenses                                         1.6%              1.7%              1.5%              1.6%
Amortization of goodwill                                 2.0%              1.2%              1.8%              0.8%
General Administrative                                   9.0%              8.0%              8.4%              6.9%
                                                --------------    --------------    --------------    --------------
Total                                                   12.6%             10.9%             11.7%              9.3%

Operating Income                                        -7.9%             -0.6%             -6.3%              2.0%

Interest Expense                                         9.1%              4.8%              8.8%              3.5%
Other Expense / (Income)                                 8.9%              0.0%              4.3%              0.0%

                                                --------------    --------------    --------------    --------------
Income before Income Taxes                             -25.9%             -5.4%            -19.4%             -1.4%
Income Taxes                                            -2.9%             -2.2%             -4.3%             -0.6%
                                                --------------    --------------    --------------    --------------
Net Income                                             -23.0%             -3.2%            -15.1%             -0.9%
Extraordinary loss from extinguishment
  of indebtedness,net of tax                                              -0.4%                               -0.2%
                                                --------------    --------------    --------------    --------------
                                                       -23.0%             -3.7%            -15.1%             -1.1%
                                                --------------    --------------    --------------    --------------

13 Weeks ended April 25, 1999 compared to 13 weeks ended April 26,1998

         The Company's sales for the 13 weeks ended April 25, 1999 decreased $1.4 million, or 11.1%, to $11.7 million, from $13.1 million for the comparable 1998 period. Computer monitor component sales were $5.4 million, or 46.1% of sales, approximately the same as the comparable 1998 period. Television component sales declined $2.4 million, or 55.8%, to $1.9 million, or 16.2% of sales, from $4.3 million for the comparable 1998 period. The decrease was due primarily to reduced sales to Sony. Precision plastic components increased $0.7 million , or 25.9%, to $3.4 million, or 29.1% of sales, from $2.7 million for the comparable 1998 period. The increase was due primarily to the addition of MOS for a full quarter in 1999 compared with only 2 months in the 1998 period. Other sales increased $0.3 million, or 42.9%, to $1.0 million, or 8.5% of sales, from $0.7 million for the comparable 1998 period.

         The Company's gross profit decreased $798,000 to 548,979, or 4.7% of sales, compared to $1.3 million, or 10.3% of sales for the 1998 period. The decrease in gross margin was primarily due to the duplicative costs of operating both the Gardena and Tijuana facilities at less than optimal capacity utilization, and lower prices on computer monitor components.

         The Company's selling, general and administrative expenses for the 1999 period approximated the expenses for the comparable 1998 period. Decreases in cash expenditures were offset by higher amortization of goodwill.

         The Company's interest expense increased $438,000 to $1.1 million, or 9.1% of sales, compared to $625,000, or 4.8% of sales, for the comparable 1998 period. The increase is attributable to the approximately $17 million of additional debt related to the MOS Plastics acquisition. The Company's average interest rate has increased to approximately 13.5% from 9.5% as a result of the defaults on its loan agreements.

         The Company's other expense of approximately $1.0 million reflects the write off of accumulated expenditures related to the aborted acquisition of Gumsung Plastics and the unsuccessful refinancing of the Company's debt.

         The Company's income tax benefit of $339,149 eliminates the remaining deferred tax liability. The Company has received all income tax refunds available to it. In the future, the Company will not record any income tax provisions until it returns to profitability.

26 Weeks ended April 25, 1999 compared to 26 weeks ended April 26,1998

         The Company's sales for the 26 weeks ended April 25, 1999 increased $1.3 million, or 5.4%, to $25.2 million from $23.9 million for the comparable 1998 period. Computer monitor component sales increased $1.0 million, or 9.5%, to 11.5 million, from $10.5 million, or 43.9% of sales, for the comparable 1998 period. Television component sales declined $3.9 million, or 43.3%, to $5.1 million, or 20.2% of sales, from $9.0 million for the comparable 1998 period. The decrease was due primarily to reduced sales to Sony. Precision plastic components increased $4.0 million to $6.7 million, or 26.6% of sales, from $2.7 million for the comparable 1998 period. The increase was due primarily to the addition of MOS from the beginning of 1999 compared with only 2 months in the 1998 period. Other sales increased $0.2 million, or 11.8%, to $1.9 million, or 7.5% of sales, from $1.7 million for the comparable 1998 period.

         The Company's gross profit decreased $1.3 million, or 49.6%, to $1.4 million, or 5.4% of sales, compared to $2.7 million, or 11.3% of sales for the 1998 period. The decrease in gross margin was primarily due to the duplicative costs of operating both the Gardena and Tijuana facilities at less than optimal capacity utilization, and lower prices on computer monitor components.

         The Company's selling, general and administrative expenses increased $0.7 million, or 33.4%, to $3.0 million from $2.2 million for the comparable 1998 period. The increase was due to the addition of administrative expenses of MOS, acquired in February 1998, and the related amortization of goodwill.

         The Company's interest expense increased $1.4 million to $2.2 million, or 8.7% of sales, compared to $828,000, or 3.5% of sales, for the comparable 1998 period. The increase is attributable to the approximately $17 million of additional debt related to the MOS Plastics acquisition. The Company's average interest rate has increased to approximately 13.5% from 9.5% as a result of the defaults on its loan agreements.

         The Company's other expense of approximately $1.0 million reflects the write off of accumulated expenditures related to the aborted acquisition of Gumsung Plastics and the unsuccessful refinancing of the Company's debt.

         The Company's income tax benefit of $1.1 million eliminates the remaining deferred tax liability. The Company has received all income tax refunds available to it. In the future, the Company will not record any income tax provisions until it returns to profitability.


Liquidity and Capital Resources

         Even though the Company was successful in selling M.O.S. Plastics and restructuring its senior banking facility, it remains in default to the Subordinated Lenders holding $9.0 million of the Company's Subordinated Debt. Additionally, the Company is delinquent on approximately $4 million of equipment loans and leases, and approximately $7 million of trade debt. The Company does not have the credit availability to bring the amounts owing current. Many of the Company's vendors have retained various collection agents to assist their collection efforts. The Company has been served with 5 vendor lawsuits and one arbitration proceeding. Given the termination of the AB Sunshine Transaction and in an effort to conserve cash and reduce operating losses, the Company announced it will close the Gardena Facility on June 4, 1999. Additionally, the Company has commenced discussions with certain managers of the Company's Tijuana facility who have expressed an interest in purchasing certain assets and liabilities related to the Tijuana Business. The sale of the Tijuana Business is subject to (a) the completion of a purchase and sale agreement still to be negotiated and (b) the required consents of the Board of Directors, the Senior Lenders and the Subordinated Lenders. The Senior Lenders are aware of each these events and are working with the Company to realize the value of the Gardena assets while continuing discussions to sell the Tijuana operations to management.

         Net cash provided by operations for the 26 weeks ended April 25,1999 was $2.5 million compared to $3.4 million used for the comparable 1998 period. The difference between the Company's net loss of $3.8 million and operating cash flow of $2.5 million was approximately $1.8 million in depreciation and amortization, a reduction in accounts receivable of $460,000, a reduction in inventory of $1.7 million, a reduction in deferred income taxes of $974,000, an increase in accrued interest of $918,000, and a net reduction of other assets of $943,000 offset by a reduction in accrued payables of $477,000.

         Net cash used for investing activities for the 26 weeks ended April 25,1999 was $1.0 million compared to $21.4 million for the comparable 1998 period. The 1999 amount reflects the Company's expenditures related to the aborted acquisition of Gumsung Plastics.

         Net cash used in financing activities for the 26 weeks ended April 25,1999 was $722,711 compared to $25.1 million provided for the comparable 1998 period. This amount represents payments of approximately $626,000 to various loans and leases, and $96,000 of net payments to the Company's revolving line of credit.

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

Part II - Other Information


Item 1.  Legal Proceedings

         As of the date of this filing, the Company has been served with 5 lawsuits and one arbitration proceeding, all related to delinquent trade debt. The total value of the claims against the Company is approximately than $100,000


Item 2.  Change in Securities

         None


Item 3.  Defaults upon Senior Securities

         The Company is currently in default on its loan agreements with Sirrom Capital and Pinecreek Capital Partners (collectively the "Subordinated Lenders") due to failure to comply with certain financial covenants.

Item 4.  Submission of Matters to a vote of Securities Holders

         None

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

10.23 Amended and Restated Commercial Loan Agreement dated May 7, 1999 between California Bank & Trust and Manufacturers Bank, and the Company.

10.24 Stock Purchase Agreement dated May 7, 1999 by and between Daniel P. Flamen and Timothy E. Howard, and the Company.

              27.1 Financial Data Schedule


(b)      Reports on Form 8-K

              None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      COMPASS PLASTICS & TECHNOLOGIES, INC.



Date: June  9, 1999                     By: /s/ Paul J. Iacono
                                            ----------------------------------
                                            Paul J. Iacono, Vice President -
                                            Finance and Chief Financial Officer
                                            (as both a duly authorized officer
                                            of the registrant and the principal
                                            financial officer and chief
                                            accounting officer of the
                                            registrant)